Form 10-K
period 2024-12-31
Translational Development Acquisition Corp.
filed 2025-03-31
CIK 1926599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 001-42451

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

52 E. 83rd Street,
New York, New York	10028
(Address of principal executive offices)	(Zip Code)

(917) 979-3072

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	TDACU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value per share	TDAC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	TDACW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant’s ordinary shares on such date.

As of March 31, 2025, 17,250,000 Class A ordinary shares and 4,657,500 Class B ordinary shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus for our initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 23, 2024. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Forward-looking statements in this Annual Report may include, for example, statements about our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete our initial business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;
●	potential change in control if we acquire one or more target businesses for share;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not intend and we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

Item 1. Business.

General

We are a blank check company incorporated on April 19, 2022 in Cayman Islands as an exempted company, incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer herein as our “initial business combination” or “Business Combination.”

The registration statement (File No. 333-282763) (the “Registration Statement”) for our initial public offering was declared effective on December 20, 2024 (the “IPO”). On December 24, 2024, we consummated the IPO of 17,250,000 units (the “Units”), which includes the full exercise of the underwriter’s over-allotment option. Each Unit consists of one Class A ordinary share (the “Ordinary Share”) and one-half of one redeemable warrant (the “Warrant”), each whole Warrant entitling the holder thereof to purchase one Ordinary Share for $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $172,500,000.

Simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) with TDAC Partners LLC (the “Sponsor”) and BTIG LLC (the “Underwriter”), an aggregate of 7,075,000 (the “Private Placement Warrants”) at a price of $1.00 per warrant, generating total proceeds of $7,075,000. Of those 7,075,000 Private Placement Warrants, the Sponsor purchased 4,825,000 Private Placement Warrants and the Underwriter purchased 2,250,000 Private Placement Warrants. The Private Placement Warrants (and underlying securities) are identical to the Warrants included in the Units sold in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $174,225,000 net proceeds from the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Background and Competitive Strengths

We believe the experience and network of relationships of our management and director team will give us distinct advantages in sourcing, structuring and consummating a business combination. We believe that our team has a diverse set of skills, including experience across business development, entrepreneurship, investment, finance and marketing, which will provide us access to proprietary deals, assist us in identifying and evaluating a target, manage risk and effect a successful business combination. However, none of our management and director team is obligated to remain with the company after an acquisition transaction, and we cannot provide assurance that the resignation or retention of our current management will be a term or condition in any agreement relating to an acquisition transaction. Moreover, despite the competitive advantages we believe we have, we remain subject to significant competition with respect to identifying and executing an acquisition transaction.

We will seek to capitalize on the experience and networks of the members of our management and director team. Our team consists of seasoned and experienced professionals who have significant experience in both public and private companies. Members of our management also have extensive experience in sourcing and evaluating potential investment targets as well as deal negotiation, corporate finance, business operations and management. We have developed a proprietary network of relationships with business leaders, investors and intermediaries that we believe can generate deal flow for us. We believe our team has the ability to source attractive deals and find good investment opportunities from sources in their networks.

Acquisition Strategy

We believe our management team is well positioned to identify unique opportunities in our target sectors. Our selection process will leverage our relationships with leading venture capitalists and growth equity funds, executives of private and public companies, as well as leading investment banking firms, which we believe should provide us with a key competitive advantage in sourcing potential business combination targets. Given our profile and dedicated industry approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, and in particular investors in other private and public companies in our networks. We also believe that Sponsor’s reputation and experience will make us a preferred partner for these potential targets. Consistent with our strategy, we have identified the following criteria to evaluate prospective target businesses. We may, however, decide to enter into our initial business combination with a target business that does not meet these criteria. We intend to seek to acquire companies that we believe:

●	have a competitive advantage in the markets in which they operate and which can benefit from access to additional capital as well as our industry relationships and expertise;
●	are ready to be public, with strong management, corporate governance and reporting policies in place;
●	will likely be well received by public investors and are expected to have good access to the public capital markets;
●	have significant embedded and/or underexploited growth opportunities;
●	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the market based on our rigorous analysis and business due diligence review; and
●	will offer attractive risk-adjusted equity returns for our shareholders.

Any evaluation relating to the merits of a particular initial business combination may be based on these general criteria as well as other considerations, factors and criteria that our management may deem relevant.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Unless we complete our initial business combination with an affiliated entity, or our board of directors (the “Board”) cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management and director team may directly or indirectly own the Ordinary Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor, its managing member, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles, including other blank check acquisition companies) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, because the other entities to which our officers and directors owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Our sponsor, officers and directors are now, and may become a sponsor, an officer or director of other special purpose acquisition companies with a class of securities registered under the Exchange Act. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join.

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Ordinary Shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (less income taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.10 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination. The non-managing sponsor investors are not required to (i) hold any units, Ordinary Shares or Warrants they may purchase in this offering or thereafter for any amount of time, (ii) vote any Ordinary Shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Ordinary Shares underlying the units they may have purchased in the IPO as the rights afforded to our other public shareholders. However, if the non-managing sponsor investors purchase all of the units for which they have expressed to us an interest in purchasing or otherwise hold a substantial number of our units, then the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares as further discussed in this prospectus.

Our initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of this offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Redemption of public shares and liquidation if no initial business combination

We will have 18 months from the closing of the IPO to consummate an initial business combination. We may seek the approval of our shareholders at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to complete an initial business combination, in each case as further described herein. We refer to the time period we have to complete an initial business combination, as it may be extended as described above, as the “completion window.” Our amended and restated memorandum and articles of association provide that we will have only the duration of the completion window to complete our initial business combination. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest will be net of income taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window, although they will entitled to liquidating distributions from assets outside the trust account. However, if our sponsor or management team acquire public shares in or after this offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less income taxes payable), divided by the number of then outstanding public shares. The non-managing sponsor investors are not required to (i) hold any units, Ordinary Shares or Warrants they may have purchased in the IPO or thereafter for any amount of time, (ii) vote any Ordinary Shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Ordinary Shares underlying the units they may have purchased in the IPO as the rights afforded to our other public shareholders. However, if the non-managing sponsor investors purchase all of the units for which they have expressed to us an interest in purchasing or otherwise hold a substantial number of our units, then the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares as further discussed in this prospectus.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the Private Placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.10. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum Smith+Brown, PC, our independent registered public accounting firm, and the underwriters of this offering will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less income taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share due to reductions in the value of the trust assets, in each case less income taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of this offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $900,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $900,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of the initial public offering, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less deferred underwriting discounts and any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding private placement units and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Conflicts of Interest

Each of our officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deems necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. In the event of a cybersecurity incident impacting us, the management team will report to our board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Item 2. Properties.

We currently maintain our executive offices at 52 E. 83rd Street, New York, New York 10028. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “TDACU” on December 23, 2024. Our Ordinary Shares and Warrants commenced separate trading on Nasdaq on or about February 13, 2024, under the symbols “TDAC,” and “TDACW,” respectively.

Holders

On March 31, 2025, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, and three holders of record of our Warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. A Cayman Islands company may pay a dividend on its shares out of either profit or the share premium account, provided that in no circumstances may a dividend be paid if following such payment the company would be unable to pay its debts as they fall due in the ordinary course of business. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, board of directors is not currently contemplating and does not anticipate declaring any other share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Annual Report.

Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Offerings

On December 24, 2024, we consummated the IPO which consisted of 17,250,000 Units including the exercise in full by the Underwriter, of an option to purchase up to 2,250,000 Units at the offering price to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000.

Simultaneously with the closing of the IPO, we consummated the Private Placement with the Sponsor and the Underwriter, for 7,075,000 Private Placement Warrants at a price of $1.00 per warrant, generating total proceeds of $7,075,000. Of those 7,075,000 Private Placement Warrants, the Sponsor purchased 4,825,000 Private Placement Warrants and the Underwriter purchased 2,250,000 Private Placement Warrants. The Private Placement Warrants (and underlying securities) are identical to the Warrants included in the Units sold in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $174,225,000 net proceeds from the IPO and the Private Placement, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from the IPO and Private Placement as described in the Registration Statement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated in the Cayman Islands on April 19, 2022, for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the IPO and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 19, 2022 (inception) through December 31, 2024, were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net loss of $71,012, which consists of operating costs of $196,358 partially offset by an unrealized gain on marketable securities held in Trust Account of $125,346.

For the year ended December 31, 2023, we had a net loss of $485,550, which consists operating and formation costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of our ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

On December 24, 2024, we consummated the Initial Public Offering of 17,250,000 Units which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,075,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor and BTIG, LLC, the representative of the underwriters (“BTIG”), generating gross proceeds of $7,075,000, which is described in Note 5.

Following the closing of the Initial Public Offering, on December 24, 2024, an amount of $174,225,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account.

For the year ended December 31, 2024, cash used in operating activities was $851,446. Net loss of $71,012 was impacted by a payment of operation costs through promissory note of $4,719 and an unrealized gain on marketable securities held in Trust Account of $125,346. Changes in operating assets and liabilities provided $659,807.

For the year ended December 31, 2023, cash used in cash used in operating activities was $204. Net loss of $485,550 was impacted by a write-off of deferred offering costs of $482,340 and changes in operating assets and liabilities, which provided $3,006.

As of December 31, 2024, we had investments of $174,350,346 held in the trust account. Through December 31, 2024 and 2023, we have not withdrawn any interest earned from the trust account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had $438,174 in cash. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The units would be identical to the Private Placement Units. At December 31, 2024 and 2023, no amount were borrowed under the Working Capital Loan program.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the initial public offering will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay its Sponsor a fee of approximately $10,000 per month for administrative and support services.

The underwriters are entitled to a deferred underwriting fee of $0.35 per Unit, or $6,037,500 in the aggregate. The deferred fee will become payable to the underwriters or other FINRA members that assist the Company in consummating an initial business combination at the Company’s and the Sponsor’s discretion from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could materially differ from those estimates.

Public Warrants

At the date of the Initial Public Offering, the fair value of the Public Warrants was determined using the Monte Carlo Simulation Model. The Monte Carlo Simulation Model required significant estimates by management and required management to make assumptions related to the company’s implied Class A share price, term of the Public Warrants, the risk-free rate and volatility. As each of these items are out to the control of management significant uncertainty exists in the Monte Carlo Simulation Model and the underlying assumptions. Deviations from these estimates could result in a significate difference to our financial results. As the changes in fair value has no impact to our cash, changes in fair value of the Public Warrants and derivations from our estimates of fair value have no impact on our cash inflows or outflows.

Recent Accounting Standards

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief financial officer (our “certifying officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Annual Report, our directors and executive officers are as follows:

Name	Age	Position
Michael B. Hoffman	74	Chief Executive Officer, Director
Avanindra C. Das	39	Chief Financial Officer
E. Premkumar Reddy	81	Director
Curtis T. Keith	54	Director
Matthew A. Kestenbaum	34	Director
Christopher Jarratt	66	Director

The experience of our directors and officers is as follows:

Michael B. Hoffman has been our Chief Executive Officer since August 2022 and Chairman of our Board since May 2022. Mr. Hoffman is an active senior business professional. Mr. Hoffman has served as the President of Northern Genesis Acquisition Corp. III from October 2020 until its liquidation and was previously the President of Northern Genesis Acquisition Corp. II and Northern Genesis Acquisition Corp. I from their formation until the closing of their de-SPAC transactions. He is the founder of Stone Capital Partners, a private financing firm focused on energy infrastructure in North America and globally. Prior to founding Stone Capital Partners in 2018, Mr. Hoffman was a partner at Riverstone Holdings, a private equity firm, from 2003 through 2018 where he was head of Riverstone’s Renewable Energy Funds and led the teams responsible for conventional power and energy investments. He has more than 30 years of experience in the origination and execution of global infrastructure investment and is committed to the concept of sustainable investing. From 1988 through 2003, Mr. Hoffman was Senior Managing Director and Head of the Mergers & Acquisitions advisory business of The Blackstone Group where he was a member of the Private Equity Investment Committee and the firm’s Executive Committee. Prior to Blackstone, Mr. Hoffman was Co-Head of Mergers & Acquisitions at Smith Barney & Co. Mr. Hoffman is Chairman of the Board of Annovis Bio, Inc., an Alzheimer’s development company. He also serves on the Board of Rockefeller University. He received a BA and an MA from Northwestern University and an MBA from Harvard Business School. He is a co-author of the book, “GREEN: Your Place in the New Energy Revolution.”

Avanindra C. Das has been our Chief Financial Officer since August 2022. Mr. Das has 10+ years’ experience in energy investment and finance. Mr. Das was previously a member of the investment team at Northern Genesis where he worked on three SPACs, Northern Genesis Acquisition Corp. I, II, and III. He has been an advisor of Stone Capital Partners since its founding in 2018. Prior to joining Stone Capital Partners, he ran an advisory firm, ACD Analytics, where he worked with investment funds and operating companies on investments, mergers & acquisitions and corporate finance. Prior to ACD Analytics, Avi was an Associate at Riverstone where he worked extensively on renewable energy investments. Prior to Riverstone, Avi was an Investment Banking Analyst at Goldman Sachs. Avi received a BA from Amherst College and an MBA from the NYU Stern School of Business.

E. Premkumar Reddy has served on our Board since December 2024. Dr. E. Premkumar Reddy obtained his Ph.D. in 1971 and carried out his post-doctoral training at the UCLA School of Medicine from 1972-1974 and later at the National Cancer Institute from 1974-75. He worked at the National Cancer Institute first as an independent investigator and later as a section chief between 1975 and 1984. In 1984, he moved to Hoffmann La Roche and held appointments at Hoffmann La Roche and the Roche Institute of Molecular Biology as a Full Member. In 1986, he joined the Wistar Institute as a Professor and Deputy Director. From 1992 to 2010, he served as the Director of the Fels Institute for Cancer Research and Molecular Biology, Temple University School of Medicine, Philadelphia. He joined the Mount Sinai School of Medicine in March of 2010 as a Professor in the Departments of Oncological Sciences and the Department of Structural and Chemical Biology and as the Director of Experimental Cancer Therapeutics.

While working at the National Cancer Institute, he made a number of seminal discoveries that provided a clear understanding of the molecular basis of cancer. He cloned and sequenced a number of viral oncogenes which included abl, ras, fgr, mos, myb, myc and sis oncogenes and their cellular homologues which pinpointed the precise changes that cellular proto-oncogenes undergo to produce cancer-causing viral oncogenes. He extended this work to human cancers and was responsible for the seminal discovery that point mutations in the cellular ras genes result in their oncogenic activation. His work also showed the mechanisms associated with the activation of Abl and Myb oncogenes, which are associated with the development of human myelogenous leukemias. His recent work on cell cycle regulator, Cdk4 has shown that this gene is very critical for the development of ErbB2 and ras oncogene-induced tumors and inhibition of expression of Cdk4 causes ablation of breast cancers caused by ErbB2 and Ras oncogenes.

Dr. Reddy has pioneered the development of small molecule inhibitors targeted against oncogenes and cell cycle regulators for cancer therapy. One of the drugs developed by Dr. Reddy, ON01910 is currently in Phase III clinical trials and has shown profound clinical activity in MDS (Myelodysplastic Syndrome) patients as a single agent. In combination with Oxaliplatin and Gemcitabine, ON01910 was found to have remarkable efficacy in reducing the tumor burden of several metastatic cancers including breast, ovarian and pancreatic cancers. In addition to ON01910, Dr. Reddy has developed six different cancer drugs, two of which (ON013100, and ON01210) have entered clinical trials and the other three are expected to enter clinical trials in the next one year. Two of these drugs, a small molecule inhibitor of Plk2, ON1231320 and a second compounds ON123300 which is a dual inhibitor of Cdk4 and AKT pathways are currently undergoing pre-clinical evaluation.

Dr. Reddy founded the cancer journal Oncogene in 1986 and served as its Editor from 1986 to 2009. In 2010, he founded a second cancer journal, Genes & Cancer for which he currently serves as the Editor-in-Chief.

Curtis T. Keith has served on our Board since December 2024. Curtis has led the Blavatnik Biomedical Accelerator (previously, Harvard Biomedical Accelerator Fund) since 2008. By providing financial and other strategic support, the Accelerator helps bridge the gap between early-stage innovations emerging from Harvard labs and validated, de-risked technologies that are ready for industry partnership. Prior to joining Harvard University, Curtis was Senior Vice President of Research at CombinatoRx, a Massachusetts-based biotechnology company he cofounded in 2000. Under his leadership, CombinatoRx created an integrated technology platform for the discovery of multi-target therapeutics, yielding a broad pipeline of preclinical and clinical drug candidates in areas including rheumatoid arthritis, psoriasis and neurodegenerative disease. Curtis earned his BSc in biochemistry from McGill University and received his AM and PhD in chemistry and chemical biology from Harvard University.

Matthew A. Kestenbaum has served on our Board since December 2024. Mr. Kestenbaum is an active senior investment professional and has served as a Managing Director at EQT, an alternative asset management firm, where he specializes in Energy since October 2018. Mr. Kestenbaum is also a member of the Investment Committee for the EQT Foundation. Prior to joining EQT, from 2015 until 2018, he was an investment professional at American Infrastructure Funds, a private equity firm based in the San Francisco Bay Area, where Mr. Kestenbaum focused on investments across the Energy, Environmental, and Industrial sectors. Prior to that, Mr. Kestenbaum worked in the Energy Investment Banking Group at Raymond James in Houston. He holds a B.S.M. in Finance and Economics from Tulane University.

Christopher Jarratt has served on our Board since December 2024. Mr. Jarratt served on the board of directors of Northern Genesis Acquisition II from November 2020 until the closing of its de-SPAC transaction and on the board of directors of Northern Genesis Acquisition Corp. III from January 2021 until its liquidation. Mr. Jarratt is an active senior business professional having co-founded Algonquin Power Corporation (the predecessor to Algonquin Power & Utilities Corp.) in 1988 and serving as Executive Vice Chair for Algonquin Power & Utilities Corp. from October 2009 through November 2020 and director from October 2009 through October 2020. Mr. Jarratt brings more than 30 years of experience in the origination, development and operations of global infrastructure investment initiatives and is committed to the concept of best of class governance and sustainable investing. Mr. Jarratt previously served on the board of directors of Atlantica Sustainable Infrastructure plc (NASDAQ: AY), a publicly listed affiliate of Algonquin traded on the NASDAQ exchange. Mr. Jarratt is a professional engineer and holds an engineering degree from the University of Guelph. In addition, Mr. Jarratt holds the designation of Chartered Director from McMaster University.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Holders of our founder shares will appoint each of our directors prior to the consummation of this offering for a two-year term, and holders of our public shares will not have the right to vote on the appointment of directors during such term. The provisions of our amended and restated memorandum and articles of association regarding director term may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we have established three standing committees - an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating committee, each comprised of independent directors.

Audit Committee

Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. The members of our audit committee are Matthew A. Kestenbaum and Christopher Jarratt. Mr. Kestenbaum serves as the chairperson of the audit committee. We intend to identify one additional independent director to serve on the audit committee within the applicable time periods set forth in Nasdaq’s phase-in rules for newly listed companies.

Each member of the audit committee is or will be financially literate and our board of directors has determined that Mr. Kestenbaum qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Christopher Jarratt serves as a member of our compensation committee and Curtis T. Keith serves as the chairperson of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Our board of directors has determined that each of Mr. Jarratt and Mr. Keith are independent. Each such person meets the independent director standard under Nasdaq listing standards and Rule 10C-1 of the Exchange Act applicable to members of the compensation committee.

The compensation committee’s duties, which are specified in our compensation committee charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation and any incentive-compensation of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Corporate Governance and Nominating Committee

E. Premkumar Reddy serves as a member of our corporate governance and nominating committee and Matthew A. Kestenbaum serves as the chairperson of our corporate governance and nominating committee. Under the Nasdaq listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Mr. Reddy and Mr. Kestenbaum are independent.

The primary function of the corporate governance and nominating committee include:

●	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;
●	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;
●	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

●	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;
●	overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;
●	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;
●	considering director nominees recommended by shareholders; and
●	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

We have adopted a nominating and corporate governance committee charter, which generally provides that persons to be nominated:

●	should possess personal qualities and characteristics, accomplishments and reputation in the business community;
●	should have current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;
●	should have the ability and willingness to commit adequate time to the board of directors and committee matters;
●	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;
●	should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and
●	should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for appointment to the board of directors, the corporate governance and nominating committee will evaluate the background of each candidate, including candidates that may be submitted by our shareholders.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (our “Code of Ethics”). Our Code of Ethics is available on our website https://www.translational-development.com/. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics in a Current Report on Form 8-K or on our website, if any.

Insider Trading Policy

We have adopted an insider trading policy setting forth procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees, or us, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us.

Conflicts of Interest

Certain of our executive officers and directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	duty to not improperly fetter the exercise of future discretion;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be, subject to their fiduciary duties under Cayman Islands law, required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. However, because the other entities to which our sponsor, officers and directors owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our executive officers and director nominees currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Michael B. Hoffman	Stone Capital Partners	Principal Investment platform	Founder
	Annovis Bio, Inc	Alzheimer’s and Parkinson’s Drug Platform Company	Chairman of the Board of Directors
Avanindra C. Das	Stone Capital Partners	Principal Investment Platform	Advisor
E. Premkumar Reddy	Icahn School of Medicine at Mount Sinai	Education	Professor
	AACT Inc.	Drug Development	Founder, President and Director
Curtis T. Keith	Blavatnik Biomedical Accelerator, Harvard University	Biotech Accelerator	Chief Scientific Officer
Matthew A. Kestenbaum	EQT	Alternative Asset Management Firm	Managing Director
	EQT Foundation	Foundation	Member, Investment Committee
Christopher Jarratt	Algonquin Power & Utilities Corp.	Power and utilities company	Former Director and Vice Chair

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial shareholders agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our initial shareholders will agree to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within the completion window. However, if our initial shareholders or any of our officers, directors or affiliates acquire public shares in or after this offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the remaining proceeds of the sale of the private placement warrants that are held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares and private placement warrants will be subject to the following transfer restrictions:
o	100% of the founder shares will not be transferable, assignable or salable by our initial shareholders, and will remain in escrow, until the earlier of (i) twelve months after the date of the consummation of our initial business combination and (ii) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.
o	With certain limited exceptions, the private placement warrants and underlying securities will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to their involvement in other special purpose acquisition companies seeking business combinations, but will agree in connection with that potential conflict not to file publicly a registration statement for another such company until our company signs an agreement for an initial business combination transaction.

The conflicts described above may not be resolved in our favor.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we would obtain an opinion from an independent investment banking firm or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders will agree (and their permitted transferees will agree), pursuant to the terms of a letter agreement they will enter into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. Our directors and officers will also enter into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We also have entered into indemnity agreements with them.

Our officers and directors have waived any right, title, interest or claim of any kind in or to any monies in the trust account, and have waived any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if we (i) have sufficient funds outside of the trust account or (ii) consummate an initial business combination. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner, other than with respect to the late filing of a Form 3 by Christopher Jarratt, our director, which was filed on January 6, 2025.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor of up to $10,000 per month for administrative support services. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account or funds withdrawn for any permitted withdrawals. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

It is possible that some or all of our officers and directors may negotiate employment or consulting arrangements with the post-transaction company after our initial business combination. Any such arrangements will be disclosed in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders in connection with a proposed business combination, to the extent they are known at such time.

We have entered into a consulting agreement with the Chief Financial Officer to pay a monthly fee of $20,833 for his services. As of December 31, 2024, we owed $0 for services.

The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that such arrangements will be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this prospectus, and as adjusted to reflect the sale of our Class A ordinary shares included in the units offered by this prospectus, and assuming no purchase of units in this offering, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our officers and directors; and
●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this prospectus.

In May 2022, our former sponsor paid $25,000, or approximately $0.006 per share, to cover certain of our offering costs in exchange for 4,312,500 founder shares. Subsequently, on August 29, 2024, we amended the terms of this subscription agreement to issue our former sponsor an additional 345,000 founder shares for no additional consideration, following which our former sponsor held 4,657,500 founder shares. All share amounts have been retroactively restated to reflect this adjustment.

Prior to the initial investment in the company of $25,000 by our former sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of this offering would be a maximum of 15,000,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent, on an as-converted basis, approximately 21.26% of the outstanding shares after this offering. Up to 607,500 of the founder shares will be surrendered for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. On October 15, 2024, our former sponsor, transferred all 4,657,500 founder shares to our sponsor for a total consideration of $1.00. On October 15, 2024, we, our former sponsor, and our sponsor entered into an Assignment and Novation Agreement where our former sponsor assigned all of its rights, interests, obligations and liabilities in the Securities Subscription Agreement dated May 25, 2022, as amended, to our sponsor. The purpose of the Assignment and Novation Agreement was to establish a new sponsor limited liability company - our current sponsor - solely to serve in its role as our sponsor. Our sponsor became the sponsor of the company thereafter. The post-offering percentages in the following table assume that the underwriters do not exercise their over-allotment option, that 607,500 founder shares have been surrendered to us for no consideration, and that there are 18,750,000 ordinary shares issued and outstanding after this offering.

		Approximate			Approximate
	Number of	Percentage of		Number of	Percentage of
	Class A	Outstanding		Class B	Outstanding
	Ordinary	Class A		Ordinary	Class B
	Shares	Ordinary Shares		Shares	Ordinary Shares
	Beneficially	Before	After	Beneficially	Before	After
Name and Address of Beneficial Owner(1)	Owned	Offering	Offering	Owned	Offering	Offering
TDAC Partners LLC(2)(3)(4)(5)	—	—	—	4,050,000	100%	21.26%
Michael B. Hoffman(3)	—	—	—	4,050,000	100%	21.26%
Avanindra C. Das	—	—	—	—	—	—
E. Premkumar Reddy	—	—	—	—	—	—
Curtis T. Keith	—	—	—	—	—	—
Matthew A. Kestenbaum	—	—	—	—	—	—
Christopher Jarratt	—	—	—	—	—	—
All officers and directors as a group (6 persons)	—	—	—	4,050,000	100%	21.26%
*	Less than one percent.
1)Unless otherwise noted, the business address of each of the following is 52 E. 83rd Street, New York, New York 10028.
2)Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.
3)TDAC Partners LLC, our sponsor, is the record holder of such shares. Michael B. Hoffman and Avanindra C. Das are the managing members of our sponsor and each holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Mr. Hoffman and Mr. Das each disclaims any beneficial ownership of the securities held by sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
4)Excludes up to 607,500 founder shares that will be surrendered for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised.
5)The non-managing sponsor investors have expressed to us an interest in purchasing through our sponsor, an aggregate of 3,250,000 private placement warrants at a price of $1.00 per warrant ($3,250,000 in the aggregate); subject to each non-managing sponsor investor purchasing, through our sponsor, the private placement warrants allocated to it in connection with the closing of this offering, our sponsor will issue membership interests at a nominal purchase price to the non-managing sponsor investors at the closing of this offering reflecting interests in an aggregate of 2,339,130 founder shares held by our sponsor. The non-managing sponsor investors are not granted any shareholder or other rights in addition to those afforded to our other public shareholders, and will only be issued membership interests in our sponsor, with no right to control our sponsor or vote or dispose of any securities held by our sponsor, including the founder shares held by our sponsor.

Immediately after this offering, our initial shareholders will beneficially own, on an as-converted basis, approximately 21.26% of the then issued and outstanding ordinary shares (assuming they do not purchase any units in this offering). Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including the appointment of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands), and approval of significant corporate transactions including our initial business combination.

Our sponsor and BTIG, LLC have committed to purchase an aggregate of 6,400,000 private placement warrants (or 7,075,000 private placement warrants if the over-allotment option is exercised in full), each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant, or $6,400,000 (or $7,075,000 if the underwriters’ overallotment option is exercised in full) in the aggregate in a private placement that will close simultaneously with the closing of this offering. Of those 6,400,000 private placement warrants (or 7,075,000 private placement warrants if the over-allotment option is exercised in full), our sponsor has agreed to purchase 4,600,000 warrants (or 4,825,000 if the over-allotment option is exercised in full) and BTIG, LLC has agreed to purchase 1,800,000 warrants (or 2,250,000 if the over-allotment option is exercised in full).

The non-managing sponsor investors have indicated an interest to indirectly purchase, through the purchase of sponsor membership interests, an aggregate of 3,250,000 private placement warrants at a price of $1.00 per warrant ($3,250,000 in the aggregate) in a private placement that will close simultaneously with the closing of this offering. Subject to each non-managing sponsor investor purchasing, through the sponsor, the private placement warrants allocated to it in connection with the closing of this offering, the sponsor will issue membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of 2,339,130 founder shares held by the sponsor.

The private placement warrants will be identical to the warrants sold in this offering except that, so long as they are held by our sponsor or its permitted transferees, the private placement warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (ii) will be entitled to registration rights and (iii) with respect to private placement warrants held by BTIG, LLC and/or its designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with FINRA Rule 5110(g)(8). A portion of the purchase price of the private placement warrants will be added to the proceeds from this offering to be held in the trust account such that at the time of closing of this offering $151,500,000 (or $174,225,000 if the underwriters exercise their over-allotment option in full) will be held in the trust account. If we do not complete our initial business combination within the completion window, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below.

TDAC Partners LLC, our sponsor, and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Expression of Interest

Subject to each non-managing sponsor investor purchasing, through the sponsor, the private placement warrants allocated to it in connection with the closing of this offering, the sponsor will issue membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of 2,339,130 founder shares held by the sponsor. The non-managing sponsor investors are not granted any shareholder or other rights in addition to those afforded to our other public shareholders, and will only be issued membership interests in the sponsor, with no right to control the sponsor or vote or dispose of any securities held by the sponsor, including the founder shares and the private placement warrants held by the sponsor. The interests of the members of the sponsor are denominated in two classes of membership interest units: (i) class A membership units representing interests in the founder shares and (ii) class B membership units that will represent an interest in the private placement warrants. All members of the sponsor, including the managing members of the sponsor, and any non-managing sponsor investor that may join the sponsor concurrently with this offering, will hold both classes of membership units representing their proportional interest in the founder shares and private placement warrants, respectively. Pursuant to an agreement of all members of the sponsor, the management and control of the sponsor is vested exclusively with the managing members of the sponsor, without any voting, veto, consent or other participation rights by any non-managing sponsor investors regardless of their unit ownership. As a result of this management structure, non-managing sponsor investors will have no right to control the sponsor, or participate in any decision regarding the disposal of any security held by the sponsor, or otherwise. Further, the non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase in this offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in this offering as the rights afforded to our other public shareholders. However, if the non-managing sponsor investors purchase all of the units for which they have expressed to us an interest in purchasing or otherwise hold a substantial number of our units, then the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares as further discussed in this prospectus.

There can be no assurance that the non-managing sponsor investors will acquire any units, either directly or indirectly, in this offering, or as to the amount of the units these investors will retain, if any, prior to or upon the consummation of our initial business combination. Because these expressions of interest are not binding agreements or commitments to purchase, non-managing sponsor investors may determine to purchase a different number of units in this offering, or none at all. In addition, the underwriter has full discretion to allocate the units to investors and may determine to sell a different number of units to the non-managing sponsor investors, or none at all. The underwriter will receive the same upfront discounts and commissions and deferred underwriting commissions on units purchased by the non-managing sponsor investors, if any, as it will on the other units sold to the public in this offering. In the event that the non-managing sponsor investors purchase the number of units in which they have expressed an interest (either in this offering or after) and vote them in favor of our initial business combination, no affirmative votes from other public shareholders would be required to approve our initial business combination. However, because our non-managing sponsor investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these non-managing sponsor investors will be public shareholders at the time our shareholders vote on our initial business combination, and, if they are public shareholders, we cannot assure you as to how such non-managing sponsor investors will vote on any business combination.

Restrictions on Transfers of Founder Shares and Private Placement Warrants

The founder shares and private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our sponsor and management team. Those lock-up provisions provide that such securities are not transferable or saleable (i) in the case of the founder shares, until the earlier of (A) six months after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (ii) in the case of the private placement warrants and any Class A ordinary shares issuable upon conversion or exercise thereof, until 30 days after the completion of our initial business combination except in each case (a) to our or BTIG, LLC’s officers, directors, advisors or consultants, any affiliate or family member of any of our or BTIG, LLC’s officers, directors, advisors or consultants, any members or partners of the sponsor or their affiliates and funds and accounts advised by such members or partners, any affiliates of the sponsor, or any employees of such affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the completion window or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) pro rata distributions from our sponsor or BTIG, LLC to its respective members, partners or shareholders pursuant to our sponsor’s or BTIG, LLC’s limited liability company agreement or other charter documents; (g) by virtue of the laws of the Cayman Islands or our sponsor’s limited liability company agreement upon dissolution of our sponsor or upon dissolution of BTIG, LLC, (h) in the event of our liquidation prior to our consummation of our initial business combination; (i) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (j) to a nominee or custodian of a person or entity to whom a transfer would be permissible under clauses (a) through (g); provided, however, that in the case of clauses (a) through (g) and clause (j) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of this offering, (ii) private placement warrants which will be issued in a private placement that closes simultaneously with the closing of this offering, including Class A ordinary shares underlying such private placement warrants and (iii) warrants that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them and any other securities of the company acquired by them prior to the consummation of our initial business combination pursuant to a registration rights agreement signed on the pricing date of this offering. Pursuant to the registration rights agreement and assuming the underwriters exercise their over-allotment option in full and $1,500,000 of working capital loans are converted into private placement warrants, we will be obligated to register up to 13,232,500 Class A ordinary shares and 8,575,000 warrants. The number of Class A ordinary shares includes (i) 4,657,500 Class A ordinary shares to be issued upon conversion of the founder shares, (ii) 7,075,000 Class A ordinary shares underlying the private placement warrants and (iii) 1,500,000 Class A ordinary shares underlying the warrants issued upon conversion of working capital loans. The number of warrants includes up to 7,075,000 private placement warrants and 1,500,000 warrants issued upon the conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. Notwithstanding anything to the contrary, BTIG, LLC may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, BTIG, LLC may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. We will bear the expenses incurred in connection with the filing of any such registration statements.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On May 25, 2022, Stone Capital Partners LLC (“Former Sponsor”) purchased 4,312,500 shares of our Class B ordinary shares, par value $0.0001 for an aggregate price of $25,000. Subsequently, on August 29, 2024, we amended the terms of this subscription agreement to issue the Former Sponsor an additional 345,000 founder shares for no additional consideration, following which the Former Sponsor held 4,657,500 founder shares. Up to 607,500 of those founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is not exercised. On October 15, 2024, the Former Sponsor, transferred all 4,657,500 founder shares to the Sponsor for a total consideration of $1.00. On October 15, 2024, we, Former Sponsor, and Sponsor entered into an Assignment and Novation Agreement where the Former Sponsor assigned all of its rights, interests, obligations and liabilities in the Securities Subscription Agreement dated May 25, 2022, as amended, to the Sponsor. The Sponsor became the sponsor of the company thereafter. The purpose of the Assignment and Novation Agreement was to establish a new sponsor limited liability company — the Sponsor — solely to serve in its role as the Sponsor.

The Sponsor had committed to purchase, in a private placement that closed simultaneously with the closing of this offering, an aggregate of 4,600,000 Private Placement Warrants, at a price of $1.00 per warrant ($4,600,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one whole ordinary share at $11.50 per share, subject to adjustment as provided herein. Our sponsor is permitted to transfer the Private Placement Warrants held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as Sponsor. Otherwise, these units will generally not be transferable or salable until 30 days after the completion of our initial business combination. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the IPO except that, so long as they are held by the Sponsor or its permitted transferees: (1) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; and (2) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Our initial shareholders collectively own, on an as-converted basis, approximately 21.26% of our issued and outstanding Ordinary Shares (assuming they did not purchase Units in the IPO). The Sponsor did not purchase any Units in the IPO.

We agreed, commencing on December 24, 2024 through the earlier of consummation of the initial business combination and the liquidation, to pay the Sponsor a fee of approximately $10,000 per month for administrative and support services. Payments of $16,800 have been incurred or are due under this arrangement as of December 31, 2024.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, subject to their fiduciary duties under Cayman Islands law, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our officers and directors currently have and will in the future have certain relevant fiduciary duties or contractual obligations that may, subject to applicable law, take priority over their duties to us. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers and directors, or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On May 25, 2022, as amended on August 9, 2024, the Sponsor agreed to loan us an aggregate of up to $800,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of August 9, 2025, as restated, or the completion of the IPO. On December 31, 2024, we repaid the total outstanding balance of the Note amounting of $800,000. Borrowings under the note are no longer available.

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. As of December 31, 2024, there were no Working Capital Loans outstanding.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a consulting agreement with the Chief Financial Officer to pay a monthly fee of $20,833 for his services. As of December 31, 2024, we owed $0 for services.

We entered into a registration rights agreement with respect to the founder shares, private placement warrants, underwriter units (and underlying securities) and warrants issued upon conversion of working capital loans (if any).

We entered into indemnity agreements with each of our officers and directors, a form of which was filed as an exhibit to the Registration Statement. Those agreements will require us to indemnify those individuals to the fullest extent permitted under applicable Cayman Islands law and to hold harmless, exonerate and advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Related Party Transactions Policies

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interest, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

Our audit committee, pursuant to a written charter that we adopted prior to the consummation of the IPO, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of this offering and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

●	Repayment of an aggregate of up to $900,000 in loans that may be made to us by our sponsor to cover offering-related and organizational expenses;
●	Payment to our sponsor of up to $10,000 per month for administrative and support services;
●	Payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;
●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of those loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender; and

The above payments may be funded using the net proceeds of this offering and the sale of the private placement warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Our audit committee will review on a quarterly basis all payments that are made to our sponsor, officers or directors, or our or their affiliates.

Item 14. Principal Accounting Fees and Services.

WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information, the registration statement and other required filings with the SEC for the for the years ended of December 31, 2024 and 2023 were $93,600 and $46,280, respectively.

Audit-Related Fees. For the year ended December 31, 2024 and 2023, Withum did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2024 and 2023, Withum did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2024 and 2023, Withum did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)	Financial Statements:

(2)

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 26, 2022)
3.2

Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 20, 2024)
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 20, 2024)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 20, 2024)
4.4

Warrant Agreement, dated December 23, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)

4.5*	Description of the Registrant’s Securities, as amended
10.1

Promissory Note, executed on May 25, 2022, issued by the Registrant to Stone Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 26, 2022)

10.2

Amended and Restated Promissory Note, executed on July 10, 2024, issued by the Registrant to Stone Capital Partners LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 22, 2024)

10.3

Second Amended and Restated Promissory Note, executed on August 9, 2024, issued by the Registrant to Stone Capital Partners LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 22, 2024)

10.4

Letter Agreement, dated December 23, 2024, by and among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)

10.5

Investment Management Trust Account Agreement, dated December 23, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)

10.6

Registration Rights Agreement, dated December 23, 2024, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)

10.7

Securities Subscription Agreement, dated May 25, 2022, between the Registrant and Stone Capital Partners LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 26, 2022)

10.8

Private Placement Warrants Purchase Agreement, dated December 23, 2024, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)

10.9

Private Placement Warrants Purchase Agreement, dated December 23, 2024, by and between the Company and the Underwriter (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)

10.10	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 20, 2024)
10.11

Administrative Services Agreement, dated December 23, 2024, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)

10.12

Amendment No. 1 to Securities Subscription Agreement, dated August 29, 2024, between the Registrant and Stone Capital Partners LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 22, 2024)

10.13

Assignment and Novation Agreement dated October 15, 2024, among the Registrant, Stone Capital Partners LLC and TDAC Partners LLC (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 22, 2024)

10.14

Novated Securities Subscription Agreement dated October 15, 2024 between the Registrant and TDAC Partners LLC (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 22, 2024)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 19, 2024)
19*	Insider Trading Compliance Policy and Procedures
21*	Subsidiaries of the Registrant
24*	Power of Attorney (included on the Signatures page of this Annual Report)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Policy For Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**

Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.
Date: March 31, 2025
	By:	/s/ Michael B. Hoffman
Michael B. Hoffman
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael B. Hoffman and Avanindra C. Das, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael B. Hoffman	Chairman and Chief Executive Officer	March 31, 2025
Michael B. Hoffman	(Principle Executive Officer)

/s/ Avanindra C. Das	Chief Financial Officer	March 31, 2025
Avanindra C. Das	(Principal Financial and Accounting Officer)

/s/ E. Premkumar Reddy	Director	March 31, 2025
E. Premkumar Reddy

/s/ Curtis T. Keith	Director	March 31, 2025
Curtis T. Keith

/s/ Matthew A. Kestenbaum	Director	March 31, 2025
Matthew A. Kestenbaum

/s/ Christopher Jarratt	Director	March 31, 2025
Christopher Jarratt

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Translational Development Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Translational Development Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023 and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Withum Smith+Brown, PC

We have served as the Company’s auditor since 2022.

New York, New York

March 28, 2025

PCAOB ID Number 100

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current assets
Cash	$438,174	$2,021
Prepaid expenses	212,059	—
Total Current Assets	650,233	2,021

Investments held in Trust Account	174,350,346	—
TOTAL ASSETS	$175,000,579	$2,021

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Accounts Payable	$16,189	$1,252
Due to Sponsor	2,000	—
Accrued offering costs	192,114	160,927
Promissory note – related party	—	347,500
Total Current Liabilities	210,303	509,679
Deferred underwriting fee	6,037,500	—
TOTAL LIABILITIES	6,247,803	509,679

Commitment and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.11 per share	174,350,346	—

SHAREHOLDER’S DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no shares issued or outstanding (excluding 17,250,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,657,500 shares issued and outstanding	466	466
Additional paid-in capital	—	24,534
Accumulated deficit	(5,598,036)	(532,658)
Total Shareholder’s Deficit	(5,597,570)	(507,658)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$175,000,579	$2,021

The accompanying notes are an integral part of these financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Operating and formation costs	$196,358	$485,550
Loss from operations	(196,358)	(485,550)

Other income:
Dividends earned on marketable securities held in Trust Account	125,346	—
Total other income	125,346	—

Net loss	$(71,012)	$(485,550)

Weighted average shares outstanding of Class A ordinary shares – basic	330,822	—
Basic net loss per ordinary share, Class A ordinary shares	$(0.02)	$—
Weighted average shares outstanding of Class A ordinary shares - diluted	330,822	—
Diluted net loss per ordinary share, Class A ordinary shares	$(0.01)	$—
Weighted average shares outstanding of Class B ordinary shares – basic	4,061,651	4,050,000
Basic net loss per ordinary share, Class B ordinary shares	$(0.02)	$(0.12)
Weighted average shares outstanding of Class B ordinary shares – diluted	4,657,500	4,050,000
Diluted net loss per ordinary share, Class B ordinary shares	$(0.01)	$(0.12)

The accompanying notes are an integral part of these financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR

THE YEAR ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

			Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	4,657,500	$466	$24,534	$(47,108)	$(22,108)

Net loss	—	—	—	(485,550)	(485,550)

Balance – December 31, 2023	4,657,500	$466	$24,534	$(532,658)	$(507,658)

			Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	4,657,500	$466	$24,534	$(532,658)	$(507,658)

Remeasurement of carrying value to redemption value	—	—	(8,124,607)	(4,994,366)	(13,118,973)

Sale of Private Placement Warrants	—	—	7,075,000	—	7,075,000

Fair value of Public Warrants at issuance	—	—	1,121,250	—	1,121,250

Allocated value of transaction costs to Class A ordinary shares	—	—	(96,177)	—	(96,177)

Net loss	—	—	—	(71,012)	(71,012)

Balance – December 31, 2024	4,657,500	$466	$—	$(5,598,036)	$(5,597,570)

The accompanying notes are an integral part of these financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(71,012)	$(485,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of operation costs through promissory note	4,719
Dividends earned on marketable securities held in Trust Account	(125,346)	—
Write-off of deferred offering costs to earnings	—	482,340
Changes in operating assets and liabilities:
Other receivable	—	—
Prepaid expenses	(212,059)	2,000
Due to Sponsor	2,000	—
Accounts payable and accrued expenses	(449,748)	1,006
Net cash used in operating activities	(851,446)	(204)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(174,225,000)	—
Net cash used in investing activities	(174,225,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000	—
Proceeds from sale of Private Placements Warrants	7,075,000	—
Proceeds from promissory note - related party	406,540	—
Repayment of promissory note - related party	(800,000)	—
Payment of offering costs	(218,941)	—
Net cash provided by financing activities	175,512,599	—

Net Change in Cash	436,153	(204)
Cash – Beginning of year	2,021	2,225
Cash – End of year	$438,174	$2,021

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$495,872	$5,830
Deferred offering costs paid through promissory note – related party	$41,241	$88,500
Remeasurement of carrying value to redemption value	$13,118,973	$—
Deferred underwriting fee	$6,037,500	$—
Offering costs charged to additional paid in capital	$756,054	$—

The accompanying notes are an integral part of these financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, RISKS AND LIQUIDITY

Translational Development Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on April 19, 2022. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 24, 2024, the Company had not commenced any operations. All activity for the period from April 19, 2022 (inception) through December 31, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 20, 2024. On December 24, 2024, the Company consummated the Initial Public Offering of 17,250,000 units (each, a “Unit” and collectively, the “Units”, and each share included in the Unit noted as the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000, which is described in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,075,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to TDAC Partners LLC (the “Sponsor”) and BTIG, LLC, the representative of the underwriters (“BTIG”), generating gross proceeds of $7,075,000, which is described in Note 5.

Transaction costs amounted to $10,243,554, consisting of $3,450,000 of cash underwriting fee, $6,037,500 of deferred underwriting fee and $756,054 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding income taxes payable on income earned on the Trust Account, if any) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering, on December 24, 2024, an amount of $174,225,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”) will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of income taxes payable). There will be no redemption rights with respect

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

to the Company’s warrants. The Public Shares were recorded at redemption value and classified as temporary equity at the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (“Memorandum and Articles of Association”), conduct the repurchases pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Memorandum and Articles of Association provides that a Public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group”;(as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”)(June 24, 2026), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay the Company’s franchise and income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public shareholders’ rights as shareholder (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

(the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military actions between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these consolidated financial statements.

Going Concern

The Company’s liquidity needs up to December 24, 2024 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $800,000 (see Note 4).

At December 31, 2024, the Company had cash of $438,174 and working capital of $439,930. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, and performing due diligence on prospective target companies.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $438,174 and $2,021 in cash and no cash equivalents as of December 31, 2024 and 2023, respectively.

Investments Held in Trust Account

At December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Interest and dividends earned by the investments are automatically reinvested in trust assets. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of December 31, 2024 and 2023, the Company reported $174,350,346 and $0, respectively, in investments held in the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and were accounted for as a liability pursuant to ASC 480 since the underwriters partially exercised their overallotment option at the closing of Initial Public Offering.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to Public Shares (defined below) were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as the Public Warrants (defined below) and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging”; (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7, the Company determined and concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 300,000 ordinary shares that are subject to forfeiture if the option to purchase additional Units was not exercised in full by the underwriters. At the closing of the Initial Public Offering on December 24, 2024, the underwriters exercised their over-allotment option in full. As such, the 300,000 Founder Shares are no longer subject to forfeiture. As of December 31, 2024 and 2023, other than the 300,000 Founder Shares that were subject to forfeiture, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net loss per ordinary share
Numerator:
Allocation of net loss	$(5,348)	$(65,664)	$—	$485,550
Denominator:
Basic weighted average ordinary shares outstanding	330,822	4,061,651	—	4,050,000
Basic net loss per ordinary share	$(0.02)	$(0.02)	$—	$(0.12)

	For the Year Ended December 31,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(4,709)	$(66,303)	$—	$485,550
Denominator:
Diluted weighted average ordinary shares outstanding	330,822	4,657,500	—	4,050,000
Diluted net loss per ordinary share	$(0.01)	$(0.01)	$—	$(0.12)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2024, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds	17,250,000	$172,500,000
Less:
Proceeds allocated to Public Warrants	(1,121,250)	—
Class A ordinary shares issuance costs	(10,147,377)	—
Plus:
Remeasurement of carrying value to redemption value	13,118,973	—
Class A Ordinary Shares subject to possible redemption, December 31, 2024	17,250,000	$174,350,346

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024 on a prospective basis. The adoption of ASU 2023-07 has not had a material impact on the Company’s financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on December 24, 2024, the Company sold 17,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share (such Class A ordinary shares included in the Units being offered, the “Public Shares”), and one-half of one redeemable warrant (each a “Public Warrant”).

NOTE 4. RELATED PARTIES

Founder Shares

On May 25, 2022, Stone Capital Partners LLC (the “Former Sponsor”) purchased 4,312,500 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, par value $0.0001 (“Class B ordinary shares”) for an aggregate price of $25,000. Subsequently, on August 29, 2024, the Company amended the terms of the subscription agreement to issue the Former Sponsor an additional 345,000 Founder Shares for no additional consideration, following which the Former Sponsor held 4,657,500 Founder Shares. On October 15, 2024, the Former Sponsor transferred all 4,657,500 Founder Shares to the Sponsor for a total consideration of $1.00. The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment, at any time. The initial shareholders agreed to forfeit up to 607,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 21.26% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on December 24, 2024, a total of 607,500 Founder Shares are no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in the Company’s shareholder having the right to exchange its ordinary shares for cash, securities or other property.

On October 15, 2024, the Former Sponsor, the Sponsor, and the Company entered into an Assignment and Novation Agreement where the Former Sponsor assigned all of its rights, interests, obligations and liabilities in the Securities Subscription Agreement dated May 25, 2022, as amended, to the Sponsor. The Sponsor became the Sponsor of the Company thereafter.

Related Party Loans

On May 25, 2022, as amended on August 9, 2024, the Sponsor agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of August 9, 2025, as restated, or the completion of the Initial Public Offering. On December 31, 2024, the Company repaid the total outstanding balance of the Note amounting of $800,000. Borrowings under the note are no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. As of December 31, 2024, there were no Working Capital Loans outstanding.

Administrative Agreement

The Company agreed, commencing on December 24, 2024 through the earlier of consummation of the initial Business Combination and the liquidation, to pay its Sponsor a fee of approximately $10,000 per month for administrative and support services. Included in operating and formation costs on the statement of operations, the Company recognized $2,000 as of December 31, 2024. The Company owes the Sponsor $2,000 as of December 31, 2024 for the administrative fees. No administrative fees were incurred in 2023.

Consulting Agreement

The Company has entered into a consulting agreement with the Chief Financial Officer to pay a monthly fee of $20,833 for his services. As of December 31, 2024, the Company owed $0 for services.

NOTE 5. PRIVATE PLACEMENT

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG purchased an aggregate of 7,075,000 Private Placement Warrants (4,850,000 Private Placement Warrants purchased by the Sponsor and 2,225,000 Private Placement Warrants purchased by BTIG), at a price of $1.00 per Private Placement Warrant from the Company in a private placement, generating gross proceeds of $7,075,000. Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, Units issued to the underwriters of the Initial Public Offering, and warrants that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 24 2024, the underwriters elected to fully exercise their over-allotment option to purchase an additional 2,250,000 Units at a price of $10.00 per Unit.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $3,450,000 in the aggregate. In addition, the underwriters are entitled to a deferred underwriting fee of $0.35 per Unit, or $6,037,500 in the aggregate. The deferred fee will become payable to the underwriters or other FINRA members that assist the Company in consummating an initial Business Combination at the Company’s and the Sponsor’s discretion from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2024, there were 4,657,500 Class B ordinary shares outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

Warrants — As of December 31, 2024, there were 15,700,000 warrants outstanding, including 8,625,000 Public Warrants and 7,075,000 Private Placement Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares.

Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per Class A ordinary shares equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period”; and
●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

The exercise price and number of ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $18.00 share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

NOTE 8. FAIR VALUE MEASUREMENT

At December 24, 2024, the date of the Initial Public Offering, the fair value of the Public Warrants was $1,121,250, or $0.13 per Public Warrant. The fair value of the Public Warrants was determined using the Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

December 24, 2024
Implied Class A share Price	$9.93
Exercise price	$11.50
Term (years)	6.50
Risk-free rate	4.45%
Selected volatility	2.0%

At December 31, 2024, assets held in the Trust Account were comprised of $174,350,346 in money market funds which are invested primarily in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2024
U.S. Treasury Securities	1	$174,350,346

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,	December 31,
	2024	2023
Cash	$438,174	$2,021
Investments held in Trust Account	$174,350,346	$—

		For the Period
		from December 18,
	For the Year	2023 (Inception)
	Ended December	Through
	31, 2024	December 31, 2023
Operating and formation costs	$194,357	$485,550
Unrealized gain on marketable securities held in Trust Account	$125,346	$—

The CODM reviews unrealized gain on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews operational and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Organizational and formation costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 14, 2025, the Company announced that separate trading of the Company’s ordinary shares and warrants comprising the Units has commenced.