Form 10-Q
period 2025-06-30
Translational Development Acquisition Corp.
filed 2025-08-14
CIK 1926599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, there were 17,250,000 Class A ordinary shares, $0.0001 par value and 4,657,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$35,255	$438,174
Prepaid expenses	120,822	212,059
Total Current Assets	156,077	650,233

Marketable securities held in Trust Account	178,025,297	174,350,346
TOTAL ASSETS	$178,181,374	$175,000,579

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$162,920	$16,189
Due to Sponsor	46,762	2,000
Accrued offering costs	75,000	192,114
Total Current Liabilities	284,682	210,303
Deferred underwriting fee	6,037,500	6,037,500
TOTAL LIABILITIES	6,322,182	6,247,803

Commitment and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.32 and $10.11 per share as of June 30, 2025 and December 31, 2024, respectively	178,025,297	174,350,346

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no shares issued or outstanding (excluding 17,250,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,657,500 shares issued and outstanding as of June 30, 2025 and December 31, 2024	466	466
Additional paid-in capital	—	—
Accumulated deficit	(6,166,571)	(5,598,036)
Total Shareholders’ Deficit	(6,166,105)	(5,597,570)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$178,181,374	$175,000,579

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative costs	$221,127	$1,685	$568,535	$1,685
Loss from operations	(221,127)	(1,685)	(568,535)	(1,685)

Other income:
Dividends earned on marketable securities held in Trust Account	1,844,469	—	3,674,951	—
Total other income	1,844,469	—	3,674,951	—

Net income (loss)	$1,623,342	$(1,685)	$3,106,416	$(1,685)

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	17,250,000	—	17,250,000	—

Basic and diluted net income per redeemable Class A ordinary share	$0.07	$—	$0.14	$—

Weighted average non-redeemable Class B ordinary shares outstanding – basic (1)(2)	4,657,500	4,050,000	4,657,500	4,050,000

Net income (loss) per non-redeemable Class B ordinary share – basic	$0.07	$(0.00)	$0.14	$(0.00)

Weighted average non-redeemable Class B ordinary shares outstanding – diluted (1)(2)	4,657,500	4,050,000	4,657,500	4,050,000

Net income per non-redeemable Class B ordinary share - diluted	$0.07	$(0.00)	$0.14	$(0.00)
(1)	Three months ended June 30, 2024 excludes an aggregate of up to 607,500 ordinary shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters (Notes 5 and 7).
(2)	On December 24, 2024, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture related to the over-allotment option.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	4,657,500	$466	$—	$(5,598,036)	$(5,597,570)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,830,482)	(1,830,482)

Net income	—	—	—	—	—	1,483,074	1,483,074

Balance – March 31, 2025 (unaudited)	—	—	4,657,500	466	—	(5,945,444)	(5,944,978)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,844,469)	(1,844,469)

Net income	—	—	—	—	—	1,623,342	1,623,342

Balance – June 30, 2025 (unaudited)	—	$—	4,657,500	$466	$—	$(6,166,571)	$(6,166,105)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	4,657,500	$466	$24,534	$(532,658)	$(507,658)

Net income	—	—	—	—	—

Balance — March 31, 2024 (unaudited)	4,657,500	466	24,534	(532,658)	(507,658)

Net income	—	—	—	(1,685)	(1,685)

Balance — June 30, 2024 (unaudited)	4,657,500	$466	$24,534	$(534,343)	$(509,343)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$3,106,416	$(1,685)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of expenses through note payable – related party	—	1,641
Dividends and unrealized gain on marketable securities held in Trust Account	(3,674,951)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	91,237	1,050
Due to Sponsor	44,762	—
Accounts payable and accrued expenses	29,617	(1,006)
Net cash used in operating activities	(402,919)	—

Cash Flows from Financing Activities:
Proceeds from note payable – related party	—	70,000
Net cash provided by financing activities	—	70,000

Net Change in Cash	(402,919)	70,000
Cash – Beginning of period	438,174	2,021
Cash – End of period	$35,255	$72,021

Supplemental disclosure of cash flow information:
Deferred offering costs contributed by Sponsor through note payable – related party	$—	$15,000
Prepaid services contributed by Sponsor through the note payable – related party	$—	$2,100

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, RISKS AND LIQUIDITY

Translational Development Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on April 19, 2022. The Company was incorporated for the purpose of effecting a merger, amalgamation, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from April 19, 2022 (inception) through June 30, 2025, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of dividends income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering, on December 24, 2024, an amount of $174,225,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”) and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

On February 14, 2025, the Company announced that separate trading of the Company’s Class A ordinary shares and warrants comprising the Units has commenced.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering or by June 24, 2026 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay the Company’s franchise and income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public shareholders’ rights as shareholder (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

At June 30, 2025, the Company had cash of $35,255 and a working capital deficit of $128,605. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to completing a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

The Company has until June 24, 2026, to consummate the initial Business Combination. If the Company does not complete a Business Combination within the Completion Window, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014 - 15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity issues and mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 20, 2026.

The Company’s plan to deal with the uncertainty is to complete a Business Combination prior to June 20, 2026 and to receive working capital from its Sponsor. There is no assurance that the Company’s plans to consummate a Business Combination or to receive working capital from the Sponsor will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 31, 2025. The interim results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $35,255 and $438,174 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

At June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned by the marketable securities are automatically reinvested in trust assets. The estimated fair values of marketable securities held in Trust Account are determined using available market information. Fair values of these marketable securities are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of June 30, 2025 and December 31, 2024, the Company reported $178,025,297 and $174,350,346, respectively, in marketable securities held in the Trust Account.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7, the Company determined and concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. June 30, 2024 excludes an aggregate of up to 607,500 ordinary shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters. At the closing of the Initial Public Offering on December 24, 2024, the underwriters exercised their over-allotment option in full. As such, the 607,500 Founder Shares are no longer subject to forfeiture. As of June 30, 2025 and December 31, 2024, other than the 607,500 Founder Shares that were subject to forfeiture, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,278,222	$345,120	$—	$(1,685)
Denominator:
Basic weighted average ordinary shares outstanding	17,250,000	4,657,500	—	4,050,000
Basic net income (loss) per ordinary share	$0.07	$0.07	$—	$(0.00)

	For the Six Months Ended June 30,
	2025		2024
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income	$2,445,997	$660,419	$—	$(1,685)
Denominator:
Diluted weighted average ordinary shares outstanding	17,250,000	4,657,500	—	4,050,000
Diluted net income per ordinary share	$0.14	$0.14	$—	$(0.00)

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

	For the Three and Six Months Ended June 30, 2025
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,278,222	$345,120	$2,445,997	$660,419
Denominator:
Diluted weighted average ordinary shares outstanding	17,250,000	4,657,500	17,250,000	4,657,500
Diluted net income per ordinary share	$0.07	$0.07	$0.14	$0.14

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	17,250,000	$172,500,000
Less:
Proceeds allocated to Public Warrants	—	(1,121,250)
Class A ordinary shares issuance costs	—	(10,147,377)
Plus:
Accretion for Class A ordinary shares to redemption amount	—	13,118,973
Balance - December 31, 2024	17,250,000	174,350,346
Plus:
Accretion for Class A ordinary shares to redemption amount	—	1,830,482
Balance - March 31, 2025	17,250,000	176,180,828
Plus:
Accretion for Class A ordinary shares to redemption amount	—	1,844,469
Balance – June 30, 2025	17,250,000	$178,025,297

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. As of June 30, 2025 and December 31, 2024, there were no Working Capital Loans outstanding.

Administrative Agreement

The Company agreed, commencing on December 24, 2024 through the earlier of consummation of the initial Business Combination and the liquidation, to pay its Sponsor a fee of approximately $10,000 per month for administrative and support services. Included in general and administrative costs on the unaudited condensed statements of operations, the Company recognized $30,000 and $60,000 for the three and six months ended June 30, 2025. The Company owes the Sponsor $46,762 and $2,000 as of June 30, 2025 and December 31, 2024, respectively for the administrative fees and reports this amount as due to Sponsor on the condensed balance sheets. No administrative fees were incurred prior to December 24, 2024.

Consulting Agreement

In July 2024, the Company entered into a consulting agreement with the Chief Financial Officer for his services. For the three and six months ended June 30, 2025, the Company incurred $59,200 and $120,050 , respectively, in related fees. For the three and six months ended June 30, 2024, the Company did not incur any related fees. At June 30, 2025 and December 31, 2024, no amount were outstanding for these services.

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 4,657,500 Class B ordinary shares outstanding.

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

connection with the initial Business Combination. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

Warrants — As of June 30, 2025 and December 31, 2024, there were 15,700,000 warrants outstanding, including 8,625,000 Public Warrants and 7,075,000 Private Placement Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares.

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENT

At June 30, 2025 and December 31, 2024, assets held in the Trust Account were comprised of money market funds which are invested primarily in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2025	2024
Assets:
U.S. Treasury Securities	1	$178,025,297	$174,350,346

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

JUNE 30, 2025

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

	June 30,	December 31,
	2025	2024
Cash	$35,255	$438,174
Marketable securities held in Trust Account	$178,025,297	$174,350,346

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
General and administrative costs	$221,127	$1,685	$568,535	$1,685
Dividends earned on marketable securities held in Trust Account	$1,844,469	$—	$3,674,951	$—

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than discussed below.

On August 8, 2025, the Company entered into a non-interest bearing promissory note with the Sponsor for a principal amount of up to $2,000,000. The loan on the promissory note is due upon the closing of a Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the three months ended June 30, 2025, we had a net income of $1,623,342, which consists of dividends earned on marketable securities held in Trust Account of $1,844,469 partially offset by general and administrative costs of $221,127.

For the six months ended June 30, 2025, we had a net income of $3,106,416, which consists of dividends earned on marketable securities held in Trust Account of $3,674,951 partially offset by general and administrative costs of $568,535.

For the three and six months ended June 30, 2024, we had a net loss of $1,685, which consists of general and administrative costs.

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

For the six months ended June 30, 2025, cash used in operating activities was $402,919. Net income of $3,106,416 was impacted by dividends and unrealized gain on marketable securities held in Trust Account of $3,674,951. Changes in operating assets and liabilities provided $165,616.

For the six months ended June 30, 2024, cash used in operating activities was $0. Net loss of $1,685 was impacted by Payment of expenses through note payable – related party of $1,641. Changes in operating assets and liabilities provided $44.

As of June 30, 2025, we had investments of $178,025,297 held in the trust account. Through June 30, 2025 and December 31, 2024, we have not withdrawn any interest earned from the trust account.

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

As of June 30, 2025, we had $35,255 in cash. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The units would be identical to the Private Placement Units. At June 30, 2025 and December 31, 2024, no amount were borrowed under the Working Capital Loan program.

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

Going Concern

At June 30, 2025, the Company had cash of $35,255 and a working capital deficit of $128,605. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to completing a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

The Company has until June 24, 2026, to consummate the initial Business Combination. If the Company does not complete a Business Combination within the Completion Window, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014 - 15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity issues and mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 20, 2026.

The Company’s plan to deal with the uncertainty is to complete a Business Combination prior to June 20, 2026 and to receive working capital from its Sponsor. There is no assurance that the Company’s plans to consummate a Business Combination or to receive working capital from the Sponsor will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)None.
(b)None.
(c)During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

See the Exhibit Index to this Quarterly Report immediately below and before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

No.	Description of Exhibit
3

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

Translational Development Acquisition Corp.
Date: August 14, 2025
	By:	/s/ Michael B. Hoffman
	Name:	Michael B. Hoffman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Avanindra C. Das
	Name:	Avanindra C. Das
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)