Form 10-Q
period 2025-09-30
Translational Development Acquisition Corp.
filed 2025-11-14
CIK 1926599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025, there were 17,250,000 Class A ordinary shares, $0.0001 par value and 4,657,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$47,150	$438,174
Prepaid expenses	33,432	212,059
Total Current Assets	80,582	650,233

Marketable securities held in Trust Account	179,899,077	174,350,346
TOTAL ASSETS	$179,979,659	$175,000,579

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$171,083	$16,189
Due to Sponsor	76,762	2,000
Promissory note – related party	100,000	—
Accrued offering costs	75,000	192,114
Total Current Liabilities	422,845	210,303
Deferred underwriting fee	6,037,500	6,037,500
TOTAL LIABILITIES	6,460,345	6,247,803

Commitment and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.43 and $10.11 per share as of September 30, 2025 and December 31, 2024, respectively	179,899,077	174,350,346

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no shares issued or outstanding (excluding 17,250,000 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,657,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024	466	466
Additional paid-in capital	—	—
Accumulated deficit	(6,380,229)	(5,598,036)
Total Shareholders’ Deficit	(6,379,763)	(5,597,570)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$179,979,659	$175,000,579

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative costs	$213,658	$61,283	$782,193	$62,968
Loss from operations	(213,658)	(61,283)	(782,193)	(62,968)

Other income (expense):
Dividends and interest earned on marketable securities held in Trust Account	1,873,780	—	5,674,077	—
Unrealized loss on marketable securities held in Trust Account	—	—	(125,346)	—
Total other income (expense), net	1,873,780	—	5,548,731	—

Net income (loss)	$1,660,122	$(61,283)	$4,766,538	$(62,968)

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	17,250,000	—	17,250,000	—

Basic and diluted net income per redeemable Class A ordinary share	$0.08	$—	$0.22	$—

Weighted average non-redeemable Class B ordinary shares outstanding – basic and diluted (1)(2)	4,657,500	4,050,000	4,657,500	4,050,000

Net income (loss) per non-redeemable Class B ordinary share – basic and diluted	$0.08	$(0.02)	$0.22	$(0.02)
(1)	Three and nine months ended September 30, 2024 excludes an aggregate of up to 607,500 ordinary shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters (Notes 5 and 7).
(2)	On December 24, 2024, the underwriters fully exercised their over-allotment option resulting in no shares subject to forfeiture related to the over-allotment option.

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	4,657,500	$466	$—	$(5,598,036)	$(5,597,570)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,830,482)	(1,830,482)

Net income	—	—	—	—	—	1,483,074	1,483,074

Balance – March 31, 2025 (unaudited)	—	—	4,657,500	466	—	(5,945,444)	(5,944,978)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,844,469)	(1,844,469)

Net income	—	—	—	—	—	1,623,342	1,623,342

Balance – June 30, 2025 (unaudited)	—	—	4,657,500	466	—	(6,166,571)	(6,166,105)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,873,780)	(1,873,780)

Net income	—	—	—	—	—	1,660,122	1,660,122

Balance – September 30, 2025 (unaudited)	—	$—	4,657,500	$466	$—	$(6,380,229)	$(6,379,763)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	4,657,500	$466	$24,534	$(532,658)	$(507,658)

Net income	—	—	—	—	—

Balance — March 31, 2024 (unaudited)	4,657,500	466	24,534	(532,658)	(507,658)

Net loss	—	—	—	(1,685)	(1,685)

Balance — June 30, 2024 (unaudited)	4,657,500	466	24,534	(534,343)	(509,343)

Net loss	—	—	—	(61,283)	(61,283)

Balance — September 30, 2024 (unaudited)	4,657,500	$466	$24,534	$(595,626)	$(570,626)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$4,766,538	$(62,968)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of expenses through note payable – related party	—	1,641
Dividends and interest on marketable securities held in Trust Account	(5,548,731)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	178,627	1,050
Due to Sponsor	74,762	—
Accounts payable and accrued expenses	37,780	19,794
Net cash used in operating activities	(491,024)	(40,483)

Cash Flows from Financing Activities:
Proceeds from note payable – related party	100,000	270,000
Payment of offering costs	—	(7,500)
Net cash provided by financing activities	100,000	262,500

Net Change in Cash	(391,024)	222,017
Cash – Beginning of period	438,174	2,021
Cash – End of period	$47,150	$224,038

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs	$—	$168,686
Deferred offering costs paid through promissory note – related party	$—	$37,500
Prepaid services contributed by Sponsor through the note payable – related party	$—	$2,100

The accompanying notes are an integral part of the unaudited condensed financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from April 19, 2022 (inception) through September 30, 2025, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of dividends and interest income from the proceeds derived from the Initial Public Offering.

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering or by June 24, 2026 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay the Company’s franchise and income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public shareholders’ rights as shareholder (including the right to receive further liquidating distributions, if any) subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Going Concern

The Company’s liquidity needs up to December 24, 2024 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $800,000 (see Note 4). Borrowings under the note are no longer available.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The units would be identical to the Private Placement Units. At September 30, 2025 and December 31, 2024, no amount were borrowed under the Working Capital Loan program. On August 8, 2025, the Company entered into a non-interest bearing promissory note with the Sponsor for a principal amount of up to $2,000,000. The loan on the promissory note is due upon the closing of a Business Combination. At September 30, 2025 and December 31, 2024, there was $100,000 and $0, respectively, borrowed under this promissory note.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Company does not believe it will need to raise additional funds in excess of amounts available under the August 8, 2025 promissory note or amounts that may be available under any Working Capital Loans in order to meet the expenditures required for operating the business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of Public Shares upon consummation of a Business Combination, in which case, the Company may issue additional securities or incur debt in connection with such Business Combination.

At September 30, 2025, the Company had cash of $47,150 and a working capital deficit of $342,263. The Company has until June 24, 2026, to consummate the initial Business Combination. If the Company does not complete a Business Combination within the Completion Window, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the liquidity issues and mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 20, 2026.

The Company’s plan to deal with the uncertainty is to complete a Business Combination prior to June 20, 2026 and to receive working capital from its Sponsor. There is no assurance that the Company’s plans to consummate a Business Combination or to receive working capital from the Sponsor will be successful. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 31, 2025. The interim results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Segment Reporting

The Company complies with ASC 280, “Segment Reporting,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $47,150 and $438,174 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Marketable Securities Held in Trust Account

At September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Dividends and interest earned by the marketable securities are automatically reinvested in trust assets. The estimated fair values of marketable securities held in Trust Account are determined using available market information. Fair values of these marketable securities are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of September 30, 2025 and December 31, 2024, the Company reported $179,899,077 and $174,350,346, respectively, in marketable securities held in the Trust Account.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters partially exercised their overallotment option at the closing of Initial Public Offering.

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. September 30, 2024 excludes an aggregate of up to 607,500 ordinary shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters. At the closing of the Initial Public Offering on December 24, 2024, the underwriters exercised their over-allotment option in full. As such, the 607,500 Founder Shares are no longer subject to forfeiture. As of September 30, 2025 and December 31, 2024, other than the 607,500 Founder Shares that were subject to forfeiture, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,307,183	$352,939	$—	$(61,283)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	4,657,500	—	4,050,000
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$—	$(0.02)

	For the Nine Months Ended September 30,
	2025		2024
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$3,753,180	$1,013,358	$—	$(62,968)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	4,657,500	—	4,050,000
Basic and diluted net income (loss) per ordinary share	$0.22	$0.22	$—	$(0.02)

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

SEPTEMBER 30, 2025

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	17,250,000	$172,500,000
Less:
Proceeds allocated to Public Warrants	—	(1,121,250)
Class A ordinary shares issuance costs	—	(10,147,377)
Plus:
Accretion for Class A ordinary shares to redemption amount	—	13,118,973
Balance - December 31, 2024	17,250,000	174,350,346
Plus:
Accretion for Class A ordinary shares to redemption amount	—	1,830,482
Balance - March 31, 2025	17,250,000	176,180,828
Plus:
Accretion for Class A ordinary shares to redemption amount	—	1,844,469
Balance – June 30, 2025	17,250,000	$178,025,297
Plus:
Accretion for Class A ordinary shares to redemption amount	—	1,873,780
Balance – September 30, 2025	17,250,000	$179,899,077

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

On October 15, 2024, the Former Sponsor, the Sponsor, and the Company entered into an Assignment and Novation Agreement where the Former Sponsor assigned all of its rights, interests, obligations and liabilities in the Securities Subscription Agreement dated May 25, 2022, as amended, to the Sponsor and TDAC Partners LLC became the Sponsor of the Company thereafter.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. As of September 30, 2025 and December 31, 2024, there were no Working Capital Loans outstanding.

On August 8, 2025, the Company entered into a non - interest bearing promissory note with the Sponsor for a principal amount of up to $2,000,000. The loan on the promissory note is due upon the closing of a Business Combination. At September 30, 2025 and December 31, 2024, there was $100,000 and $0, respectively, borrowed under this promissory note.

Administrative Agreement

The Company agreed, commencing on December 24, 2024 through the earlier of consummation of the initial Business Combination and the liquidation, to pay its Sponsor a fee of approximately $10,000 per month for administrative and support services. Included in general and administrative costs on the condensed statements of operations, the Company recognized $30,000 and $90,000 for the three and nine months ended September 30, 2025. The Company owes the Sponsor $76,762 and $2,000 as of September 30, 2025 and December 31, 2024, respectively, for the administrative fees and reports this amount as due to Sponsor on the condensed balance sheets. No administrative fees were incurred prior to December 24, 2024.

Consulting Agreement

In July 2024, the Company entered into a consulting agreement with the Chief Financial Officer for his services. For the three and nine months ended September 30, 2025, the Company incurred $58,540 and $178,590, respectively, in related fees. For the three and nine months ended September 30, 2024, the Company did not incur any related fees. At September 30, 2025 and December 31, 2024, no amounts were outstanding for these services.

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

SEPTEMBER 30, 2025

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $3,450,000 in the aggregate. In addition, the underwriters are entitled to a deferred underwriting fee of $0.35 per Unit, or $6,037,500 in the aggregate. The deferred fee will become payable to the underwriters or other Financial Industry Regulatory Authority (“FINRA”) members that assist the Company in consummating an initial Business Combination at the Company’s and the Sponsor’s discretion from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 4,657,500 Class B ordinary shares outstanding.

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

SEPTEMBER 30, 2025

(Unaudited)

connection with the initial Business Combination. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

Warrants — As of September 30, 2025 and December 31, 2024, there were 15,700,000 warrants outstanding, including 8,625,000 Public Warrants and 7,075,000 Private Placement Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares.

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

SEPTEMBER 30, 2025

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

NOTE 8. FAIR VALUE MEASUREMENT

At September 30, 2025 and December 31, 2024, assets held in the Trust Account were comprised of money market funds which are invested primarily in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2025	2024
Assets:
U.S. Treasury Securities	1	$179,899,077	$174,350,346

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	September 30,	December 31,
	2025	2024
Cash	$47,150	$438,174
Marketable securities held in Trust Account	$179,899,077	$174,350,346

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
General and administrative costs	$213,658	$61,283	$782,193	$62,968
Dividends and interest earned on marketable securities held in Trust Account	$1,873,780	$—	$5,674,077	$—

The CODM reviews dividends and interest earned on marketable securities to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 19, 2022 (inception) through September 30, 2025, were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $1,660,122, which consists of dividends and interest earned on marketable securities held in Trust Account of $1,873,780 partially offset by general and administrative costs of $213,658.

For the nine months ended September 30, 2025, we had a net income of $4,766,538, which consists of dividends and interest earned on marketable securities held in Trust Account of $5,674,077 partially offset by general and administrative costs of $782,193 and unrealized loss on marketable securities held in Trust Account of $125,346.

For the three and nine months ended September 30, 2024, we had a net loss of $61,283 and $62,968, which consists of general and administrative costs, respectively.

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

For the nine months ended September 30, 2025, cash used in operating activities was $491,024. Net income of $4,766,538 was impacted by dividends and interest on marketable securities held in Trust Account of $5,548,731. Changes in operating assets and liabilities provided $291,169. Borrowings of $100,000 from a related party provided $100,000 in financing activities.

For the nine months ended September 30, 2024, cash used in operating activities was $40,483. Net loss of $62,968 was impacted by payment of expenses through note payable – related party of $1,641. Changes in operating assets and liabilities provided $20,844.

As of September 30, 2025, we had investments of $179,899,077 held in the trust account. Through September 30, 2025 and December 31, 2024, we have not withdrawn any interest earned from the trust account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing dividends and interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had $47,150 in cash. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The units would be identical to the Private Placement Units. At September 30, 2025 and December 31, 2024, no amount were borrowed under the Working Capital Loan program. On August 8, 2025, the Company entered into a non-interest bearing promissory note with the Sponsor for a principal amount of up to $2,000,000. The loan on the promissory note is due upon the closing of a Business Combination. At September 30, 2025 and December 31, 2024, there was $100,000 and $0, respectively, borrowed under this promissory note.

We do not believe we will need to raise additional funds in excess of amounts available under the August 8, 2025 promissory note or amounts that may be available under any Working Capital Loans in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern

At September 30, 2025, the Company had cash of $47,150 and a working capital deficit of $342,263. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to completing a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

The Company has until June 24, 2026, to consummate the initial Business Combination. If the Company does not complete a Business Combination within the Completion Window, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the liquidity issues and mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 20, 2026.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)None.
(b)None.
(c)	During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

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

Translational Development Acquisition Corp.
Date: November 14, 2025
	By:	/s/ Michael B. Hoffman
	Name:	Michael B. Hoffman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Avanindra C. Das
	Name:	Avanindra C. Das
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)