Form 10-K
period 2025-12-31
Translational Development Acquisition Corp.
filed 2026-03-30
CIK 1926599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☒ No ☐

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $177,675,000.

As of March 30, 2026, 17,250,000 Class A ordinary shares and 4,657,500 Class B ordinary shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

Simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) with TDAC Partners LLC (the “Sponsor”) and BTIG LLC (the “Underwriter”), an aggregate of 7,075,000 (the “Private Placement Warrants”) at a price of $1.00 per warrant, generating total proceeds of $7,075,000. Of those 7,075,000 Private Placement Warrants, the Sponsor purchased 4,850,000 Private Placement Warrants and the Underwriter purchased 2,225,000 Private Placement Warrants. The Private Placement Warrants (and underlying securities) are identical to the Warrants included in the Units sold in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Ordinary Shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (less income taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.10 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination. The non-managing sponsor investors are not required to (i) hold any units, Ordinary Shares or Warrants they may purchase in this offering or thereafter for any amount of time, (ii) vote any Ordinary Shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Ordinary Shares underlying the units they may have purchased in the IPO as the rights afforded to our other public shareholders. However, if the non-managing sponsor investors purchase all of the units for which they have expressed to us an interest in purchasing or otherwise hold a substantial number of our units, then the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares as further discussed in this Annual Report.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less income taxes payable), divided by the number of then outstanding public shares. The non-managing sponsor investors are not required to (i) hold any units, Ordinary Shares or Warrants they may have purchased in the IPO or thereafter for any amount of time, (ii) vote any Ordinary Shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Ordinary Shares underlying the units they may have purchased in the IPO as the rights afforded to our other public shareholders. However, if the non-managing sponsor investors purchase all of the units for which they have expressed to us an interest in purchasing or otherwise hold a substantial number of our units, then the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares as further discussed in this Annual Report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “TDACU” on December 23, 2024. Our Ordinary Shares and Warrants commenced separate trading on Nasdaq on or about February 13, 2025, under the symbols “TDAC,” and “TDACW,” respectively.

Holders

On March 30, 2026, there was 1 holder of record of our Units, 1 holder of record of our Class A ordinary shares, 1 holder of record of our Class B ordinary shares, and 3 holders of record of our Warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

None.

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

Simultaneously with the closing of the IPO, we consummated the Private Placement with the Sponsor and the Underwriter, for 7,075,000 Private Placement Warrants at a price of $1.00 per warrant, generating total proceeds of $7,075,000. Of those 7,075,000 Private Placement Warrants, the Sponsor purchased 4,850,000 Private Placement Warrants and the Underwriter purchased 2,225,000 Private Placement Warrants. The Private Placement Warrants (and underlying securities) are identical to the Warrants included in the Units sold in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (this “Annual Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Cautionary Note Regarding Forward Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 19, 2022 (inception) through December 31, 2025, were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of dividends on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $6,362,427, which consists of dividends earned on marketable securities held in the Trust Account of $7,306,965 offset by operating costs of $944,538.

For the year ended December 31, 2024, we had a net loss of $71,012, which consists of operating costs of $196,358 partially offset by dividends earned on marketable securities held in Trust Account of $125,346.

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

For the year ended December 31, 2025, net cash used in operating activities was $608,387. Net income of $6,362,427 was impacted by dividends earned on marketable securities held in Trust Account of $7,306,965. Changes in operating assets and liabilities provided $336,151 of cash from operating activities.

For the year ended December 31, 2024, cash used in operating activities was $851,446. Net loss of $71,012 was impacted by a payment of operation costs through promissory note of $4,719 and dividends earned on marketable securities held in Trust Account of $125,346. Changes in operating assets and liabilities used $659,807.

As of December 31, 2025, we had investments of $181,657,311 held in the trust account. Through December 31, 2025, we have not withdrawn any interest earned from the trust account.

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

As of December 31, 2025, we had $29,787 in cash. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The units would be identical to the Private Placement Units. At December 31, 2025 and 2024, no amount were borrowed under the Working Capital Loan program. On August 8, 2025, the Company entered into a non - interest bearing promissory note with the Sponsor for a principal amount of up to $2,000,000. The loan on the promissory note is due upon the closing of a Business Combination. At December 31, 2025 and 2024, there was $200,000 and $0, respectively, borrowed under this promissory note.

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

Going Concern

At December 31, 2025, the Company had cash of $29,787 and a working capital deficit of $504,608. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to completing a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

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

The Company’s plan to deal with the uncertainty is to complete a Business Combination prior to June 24, 2026 and to receive working capital from its Sponsor. There is no assurance that the Company’s plans to consummate a Business Combination or to receive working capital from the Sponsor will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief financial officer (our “certifying officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Annual Report, our directors and executive officers are as follows:

Name	Age	Position
Michael B. Hoffman	75	Chief Executive Officer, Director
Avanindra C. Das	40	Chief Financial Officer
E. Premkumar Reddy	82	Director
Curtis T. Keith	55	Director
Matthew A. Kestenbaum	35	Director
Christopher Jarratt	67	Director

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

Dr. Reddy is also a founder and director of Althenova Therapeutics Inc., a biotechnology company that leverages advances in artificial intelligence to develop novel protein therapeutics targeting previously “undruggable” intracellular signaling pathways implicated in cancer, neurodegenerative disorders, and other serious diseases.

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

Matthew A. Kestenbaum has served on our Board since December 2024. Mr. Kestenbaum is an active senior investment professional and has served as a Managing Director at EQT, an alternative asset management firm, where he specializes in Energy since October 2018. Mr. Kestenbaum is also a member of the Investment Committee for the EQT Foundation and currently serves on the board of certain portfolio companies of EQT. Prior to joining EQT, from 2015 until 2018, he was an investment professional at American Infrastructure Funds, a private equity firm based in the San Francisco Bay Area, where Mr. Kestenbaum focused on investments across the Energy, Environmental, and Industrial sectors. Prior to that, Mr. Kestenbaum worked in the Energy Investment Banking Group at Raymond James in Houston. He holds a B.S.M. in Finance and Economics from Tulane University.

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

Audit Committee

Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. The members of our audit committee are Matthew A. Kestenbaum, Christopher Jarratt and Curtis T. Keith. Mr. Kestenbaum serves as the chairperson of the audit committee.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Michael B. Hoffman	Stone Capital Partners	Principal Investment platform	Founder
	Annovis Bio, Inc	Alzheimer’s and Parkinson’s Drug Platform Company	Chairman of the Board of Directors
Avanindra C. Das	Stone Capital Partners	Principal Investment Platform	Advisor
E. Premkumar Reddy	Icahn School of Medicine at Mount Sinai	Education	Professor
	AACT Inc.	Drug Development	Founder, President and Director
	Althenova Therapeutics Inc.	Biotech company	Founder and Director
Curtis T. Keith	Blavatnik Biomedical Accelerator, Harvard University	Biotech Accelerator	Chief Scientific Officer
Matthew A. Kestenbaum	EQT	Alternative Asset Management Firm	Managing Director
	EQT Foundation	Foundation	Member, Investment Committee
Christopher Jarratt	Algonquin Power & Utilities Corp.	Power and utilities company	Former Director and Vice Chair

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial shareholders agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our initial shareholders will agree to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within the completion window. However, if our initial shareholders or any of our officers, directors or affiliates acquire public shares in or after this offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the remaining proceeds of the sale of the private placement warrants that are held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares and private placement warrants will be subject to the following transfer restrictions:
o	100% of the founder shares will not be transferable, assignable or salable by our initial shareholders, and will remain in escrow, until the earlier of (i) twelve months after the date of the consummation of our initial business combination and (ii) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.
o	With certain limited exceptions, the private placement warrants and underlying securities will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to their involvement in other special purpose acquisition companies seeking business combinations, but will agree in connection with that potential conflict not to file publicly a registration statement for another such company until our company signs an agreement for an initial business combination transaction.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

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

In July 2024, we entered into a consulting agreement with the Chief Financial Officer for his services. For the year ended December 31, 2025, we incurred $237,130 in related fees. For the year ended December 31, 2024, we did not incur any related fees. At December 31, 2025 and 2024, no amounts were outstanding for these services.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 30, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares;
●	each of our executive officers and directors that beneficially own our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 21,907,500 shares of our Ordinary Shares, consisting of (i) 17,250,000 Class A Ordinary Shares and (ii) 4,657,500 Class B Ordinary Shares, issued and outstanding as of March 30, 2026. On all matters to be voted upon, except for (x) the appointment and removal of directors of the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as such Private Placement Warrants are not exercisable within 60 days of the date of this Annual Report.

	Class A Ordinary Shares		Class B Ordinary Shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage of
	Beneficially	Percentage of	Beneficially	Percentage of	Total Outstanding
Name and Address of Beneficial Owner(1)	Owned	Class	Owned(2)	Class	Ordinary Shares
TDAC Partners LLC(2)(3)(4)	—	—	4,657,500	100%	21.26%
Michael B. Hoffman(3)	—	—	4,657,500	100%	21.26%
Avanindra C. Das	—	—	—	—	—
E. Premkumar Reddy	—	—	—	—	—
Curtis T. Keith	—	—	—	—	—
Matthew A. Kestenbaum	—	—	—	—	—
Christopher Jarratt	—	—	—	—	—
All officers and directors as a group (six persons)	—	—	4,657,500	100%	21.26%
Other 5% Shareholders
Magnetar Financial LLC(5)	1,300,000	7.53%	—	—	5.93%
Wolverine Asset Management, LLC(6)	1,557,134	9.03%	—	—	7.10%
AQR Capital Management, LLC(7)	1,099,989	6.38%	—	—	5.02%
Bank of Montreal(8)	1,000,000	5.79%	—	—	4.56%
1)Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Translational Development Acquisition Corp., 52 E. 83rd Street, New York, New York 10028.
2)Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, and may be converted at any time prior to our initial Business Combination, at the option of the holder, on a one-for-one basis, subject to adjustment.
3)TDAC Partners LLC, our sponsor, is the record holder of such Ordinary Shares. Michael B. Hoffman and Avanindra C. Das are the managing members of our Sponsor and each holds voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Mr. Hoffman and Mr. Das each disclaims any beneficial ownership of the securities held of record by the Sponsor other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
4)The non-managing sponsor investors have expressed to us an interest in purchasing through the Sponsor, an aggregate of 3,250,000 Private Placement Warrants at a price of $1.00 per warrant ($3,250,000 in the aggregate); subject to each non-managing sponsor investor purchasing, through our Sponsor, the Private Placement Warrants allocated to it in connection with the closing of this offering, the Sponsor issued membership interests at a nominal purchase price to the non-managing sponsor investors at the closing of the IPO reflecting interests in an aggregate of 2,339,130 Founder Shares held by the Sponsor. The non-managing sponsor investors are not granted any shareholder or other rights in addition to those afforded to our other public shareholders, and will only be issued membership interests in the Sponsor, with no right to control our sponsor or vote or dispose of any securities held by the Sponsor, including the Founder Shares held by the Sponsor.
5)Based on a Schedule 13G filed on January 29, 2025, by (a) Magnetar Constellation Master Fund, Ltd, a Cayman Islands exempted company, (b) Magnetar Xing He Master Fund Ltd, a Cayman Islands exempted company, (c) Magnetar SC Fund Ltd, a Cayman Islands exempted company, (d) Purpose Alternative Credit Fund Ltd, a Cayman Islands exempted company, (e) Magnetar Structured Credit Fund, LP, a Delaware limited partnership, (f) Magnetar Alpha Star Fund LLC, a Delaware limited liability company, (g) Magnetar Lake Credit Fund LLC, a Delaware limited liability company, and (h) Purpose Alternative Credit Fund - T LLC, a Delaware limited liability company (collectively, the “Magnetar Funds”). Magnetar Financial LLC, a Delaware limited liability company, serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial LLC exercises voting and investment power over the ordinary shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners LP, a Delaware limited partnership, serves as the sole member and parent holding company of Magnetar Financial LLC. Supernova Management LLC, a Delaware limited liability company, is the general partner of Magnetar Capital Partners LP. The manager of Supernova Management LLC is David J. Snyderman, a United States citizen. The principal address of each of Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and David J. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. According to a Schedule 13G filed on October 16, 2024, Wolverine Asset Management, LLC, Wolverine Holdings, L.P., Wolverine Trading Partners, Inc., Christopher L. Gust and Robert R. Bellick held 572,066 Class A ordinary shares. The business address is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.
6)Based on a Schedule 13G/A filed on October 10, 2025, Wolverine Asset Management, LLC, Wolverine Trading Partners, Inc., Wolverine Holdings, L.P., Christopher L. Gust and Robert R. Bellick. The business address is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.
7)Based on a Schedule 13G/A filed on May 14, 2025 by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The business address of each reporting person is One Greenwich Plaza, Suite 130, Greenwich, CT 06830.
8)Based on a Schedule 13G filed on May 8, 2025 by Bank of Montreal, Bank of Montreal Holding Inc., and BMO Nesbitt Burns Inc. The business address of each reporting person is 1 First Canadian Place, Toronto, Ontario, Canada M5X1A1.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Change in Control

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

The Sponsor purchased in a private placement that closed simultaneously with the closing of the IPO, an aggregate of 4,850,000 Private Placement Warrants, at a price of $1.00 per warrant ($4,850,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one whole ordinary share at $11.50 per share, subject to adjustment as provided herein. Our sponsor is permitted to transfer the Private Placement Warrants held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as Sponsor. Otherwise, these units will generally not be transferable or salable until 30 days after the completion of our initial business combination. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the IPO except that, so long as they are held by the Sponsor or its permitted transferees: (1) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; and (2) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Our initial shareholders collectively own, on an as-converted basis, approximately 21.26% of our issued and outstanding Ordinary Shares (assuming they did not purchase Units in the IPO). The Sponsor did not purchase any Units in the IPO.

We agreed, commencing on December 24, 2024 through the earlier of consummation of the initial business combination and the liquidation, to pay the Sponsor a fee of approximately $10,000 per month for administrative and support services. Included in general and administrative costs on the statements of operations, we recognized $120,000 and $2,000, respectively, for the years ended December 31, 2025 and 2024. We owe the Sponsor $106,762 and $2,000 as of December 31, 2025 and 2024, respectively, for the administrative fees and reports this amount as due to Sponsor on the balance sheets. No administrative fees were incurred prior to December 24, 2024.

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

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. As of December 31, 2025, there were no Working Capital Loans outstanding.

On August 8, 2025, we entered into a non-interest bearing promissory note with the Sponsor for a principal amount of up to $2,000,000. The loan on the promissory note is due upon the closing of a Business Combination. At December 31, 2025 and 2024, there was $200,000 and $0, respectively, borrowed under this promissory note.

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

In July 2024, we entered into a consulting agreement with the Chief Financial Officer for his services. For the year ended December 31, 2025, we incurred $237,130 in related fees. For the year ended December 31, 2024, we did not incur any related fees. At December 31, 2025 and 2024, no amounts were outstanding for these services.

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

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information, the registration statement and other required filings with the SEC for the for the years ended of December 31, 2025 and 2024 were $65,000 and $93,600, respectively.

Audit-Related Fees. During the year ended December 31, 2025 and 2024, Withum did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025 and 2024, Withum did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and 2024, Withum did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

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

4.5	Description of the Registrant’s Securities, as amended (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 31, 2025)
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

10.15	Promissory Note, dated August 8, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 14, 2025)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 20, 2024)
19	Insider Trading Compliance Policy and Procedures (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 31, 2025)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 31, 2025)
24*	Power of Attorney (included on the Signatures page of this Annual Report)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Policy For Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 31, 2025)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

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
Date: March 30, 2026
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

Name	Position	Date

/s/ Michael B. Hoffman	Chairman and Chief Executive Officer	March 30, 2026
Michael B. Hoffman	(Principal Executive Officer)

/s/ Avanindra C. Das	Chief Financial Officer	March 30, 2026
Avanindra C. Das	(Principal Financial and Accounting Officer)

/s/ E. Premkumar Reddy	Director	March 30, 2026
E. Premkumar Reddy

/s/ Curtis T. Keith	Director	March 30, 2026
Curtis T. Keith

/s/ Matthew A. Kestenbaum	Director	March 30, 2026
Matthew A. Kestenbaum

/s/ Christopher Jarratt	Director	March 30, 2026
Christopher Jarratt

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Translational Development Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Translational Development Acquisition Corp. as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Translational Development Acquisition Corp. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 24, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Translational Development Acquisition Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Translational Development Acquisition Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2022.

New York, New York

March 30, 2026

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2025	2024

ASSETS
Current assets
Cash	$29,787	$438,174
Prepaid expenses	9,678	212,059
Total Current Assets	39,465	650,233

Marketable securities held in Trust Account	181,657,311	174,350,346
TOTAL ASSETS	$181,696,776	$175,000,579

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$162,311	$16,189
Due to Sponsor	106,762	2,000
Promissory note – related party	200,000	—
Accrued offering costs	75,000	192,114
Total Current Liabilities	544,073	210,303
Deferred underwriting fee	6,037,500	6,037,500
TOTAL LIABILITIES	6,581,573	6,247,803

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of $10.53 and $10.11 per share as of December 31, 2025 and 2024, respectively	181,657,311	174,350,346

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024, respectively	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no shares issued or outstanding (excluding 17,250,000 shares subject to possible redemption) as of December 31, 2025 and 2024, respectively	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,657,500 shares issued and outstanding as of December 31, 2025 and 2024, respectively	466	466
Additional paid-in capital	—	—
Accumulated deficit	(6,542,574)	(5,598,036)
Total Shareholders’ Deficit	(6,542,108)	(5,597,570)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$181,696,776	$175,000,579

The accompanying notes are an integral part of these financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
General and administrative costs	$944,538	$196,358
Loss from operations	(944,538)	(196,358)

Other income:
Dividends earned on marketable securities held in Trust Account	7,306,965	125,346
Total other income	7,306,965	125,346

Net income (loss)	$6,362,427	$(71,012)

Weighted average Class A ordinary shares outstanding – basic	17,250,000	330,822
Basic net income (loss) per Class A ordinary share	$0.29	$(0.02)
Weighted average Class A ordinary shares outstanding - diluted	17,250,000	330,822
Diluted net income (loss) per Class A ordinary share	$0.29	$(0.01)
Weighted average Class B ordinary shares outstanding – basic	4,657,500	4,061,651
Basic net income (loss) per Class B ordinary share	$0.29	$(0.02)
Weighted average Class B ordinary shares outstanding – diluted	4,657,500	4,657,500
Diluted net income (loss) per Class B ordinary share	$0.29	$(0.01)

The accompanying notes are an integral part of these financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	—	$—	4,657,500	$466	$24,534	$(532,658)	$(507,658)

Remeasurement of carrying value to redemption value	—	—	—	—	(8,124,607)	(4,994,366)	(13,118,973)

Sale of Private Placement Warrants	—	—	—	—	7,075,000	—	7,075,000

Fair value of Public Warrants at issuance	—	—	—	—	1,121,250	—	1,121,250

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(96,177)	—	(96,177)

Net loss	—	—	—	—	—	(71,012)	(71,012)

Balance — December 31, 2024	—	—	4,657,500	466	—	(5,598,036)	(5,597,570)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(7,306,965)	(7,306,965)

Net income	—	—	—	—	—	6,362,427	6,362,427

Balance — December 31, 2025	—	$—	4,657,500	$466	$—	$(6,542,574)	$(6,542,108)

The accompanying notes are an integral part of these financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net Income (loss)	$6,362,427	$(71,012)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operation costs through promissory note	—	4,719
Dividends earned on marketable securities held in Trust Account	(7,306,965)	(125,346)
Changes in operating assets and liabilities:
Prepaid expenses	202,381	(212,059)
Due to Sponsor	104,762	2,000
Accounts payable and accrued expenses	29,008	(449,748)
Net cash used in operating activities	(608,387)	(851,446)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(174,225,000)
Net cash used in investing activities	—	(174,225,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Placements Warrants	—	7,075,000
Proceeds from promissory note - related party	200,000	406,540
Repayment of promissory note - related party	—	(800,000)
Payment of offering costs	—	(218,941)
Net cash provided by financing activities	200,000	175,512,599

Net Change in Cash	(408,387)	436,153
Cash – Beginning of year	438,174	2,021
Cash – End of year	$29,787	$438,174

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$495,872
Deferred offering costs paid through promissory note – related party	$—	$41,241
Deferred underwriting fee	$—	$6,037,500
Offering costs charged to additional paid-in capital	$—	$756,054

The accompanying notes are an integral part of these financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from April 19, 2022 (inception) through December 31, 2025, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of dividends and interest income from the proceeds derived from the Initial Public Offering.

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

The Company will provide the holders of the outstanding Public Shares (the “Public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of income taxes payable, if any). There will be no redemption rights with

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

respect to the Company’s warrants. The Public Shares were recorded at redemption value and classified as temporary equity at the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the escalation of conflicts in the Middle East. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of conflicts in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Going Concern

The Company’s liquidity needs up to December 24, 2024 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $800,000 (see Note 4). Borrowings under the note are no longer available.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The Units would be identical to the Private Placement Units. At December 31, 2025 and 2024, no amounts were borrowed under the Working Capital Loan program. On August 8, 2025, the Company entered into a non-interest bearing promissory note with the Sponsor for a principal amount of up to $2,000,000. The loan on the promissory note is due upon the closing of a Business Combination. At December 31, 2025 and 2024, there was $200,000 and $0, respectively, borrowed under this promissory note.

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

At December 31, 2025, the Company had cash of $29,787 and a working capital deficit of $504,608. The Company has until June 24, 2026, to consummate the initial Business Combination. If the Company does not complete a Business Combination within the Completion Window, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the liquidity issues and mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 24, 2026.

The Company’s plan to deal with the uncertainty is to complete a Business Combination prior to June 24, 2026 and to receive working capital from its Sponsor. There is no assurance that the Company’s plans to consummate a Business Combination or to receive working capital from the Sponsor will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $29,787 and $438,174 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Marketable Securities Held in Trust Account

At December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Dividends and interest earned by the marketable securities are automatically reinvested in trust assets. The estimated fair values of marketable securities held in Trust Account are determined using available market information. Fair values of these marketable securities are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of December 31, 2025 and 2024, the Company reported $181,657,311 and $174,350,346, respectively, in marketable securities held in the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an initial Business Combination as the most likely outcome. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At the closing of the Initial Public Offering on December 24, 2024, the underwriters exercised their over-allotment option in full. As such, the 607,500 Founder Shares are no longer subject to forfeiture. As of December 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Years Ended December 31,
	2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$5,009,785	$1,352,642	$(5,348)	$(65,664)
Denominator:
Basic weighted average ordinary shares outstanding	17,250,000	4,657,500	330,822	4,061,651
Basic net income (loss) per ordinary share	$0.29	$0.29	$(0.02)	$(0.02)

	For the Years Ended December 31,
	2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$5,009,785	$1,352,642	$(4,709)	$(66,303)
Denominator:
Diluted weighted average ordinary shares outstanding	17,250,000	4,657,500	330,822	4,657,500
Diluted net income (loss) per ordinary share	$0.29	$0.29	$(0.01)	$(0.01)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025 and 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Company’s balance sheets. As of December 31, 2025 and 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	17,250,000	$172,500,000
Less:
Proceeds allocated to Public Warrants	—	(1,121,250)
Class A ordinary shares issuance costs	—	(10,147,377)
Plus:
Accretion for Class A ordinary shares to redemption amount	—	13,118,973
Balance - December 31, 2024	17,250,000	174,350,346
Plus:
Accretion for Class A ordinary shares to redemption amount	—	7,306,965
Balance - December 31, 2025	17,250,000	$181,657,311

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. As of December 31, 2025 and 2024, there were no Working Capital Loans outstanding.

On August 8, 2025, the Company entered into a non - interest bearing promissory note with the Sponsor for a principal amount of up to $2,000,000. The loan on the promissory note is due upon the closing of a Business Combination. At December 31, 2025 and 2024, there was $200,000 and $0, respectively, outstanding under this promissory note.

Administrative Agreement

The Company agreed, commencing on December 24, 2024 through the earlier of consummation of the initial Business Combination and the liquidation, to pay its Sponsor a fee of $10,000 per month for administrative and support services. Included in general and administrative costs on the statements of operations, the Company recognized $120,000 and $2,000, respectively, for the years ended December 31, 2025 and 2024. The Company owes the Sponsor $106,762 and $2,000 as of December 31, 2025 and 2024, respectively, for the administrative fees and reports this amount as due to Sponsor on the balance sheets. No administrative fees were incurred prior to December 24, 2024.

Consulting Agreement

In July 2024, the Company entered into a consulting agreement with the Chief Financial Officer for his services. For the year ended December 31, 2025, the Company incurred $237,130 in related fees. For the year ended December 31, 2024, the Company did not incur any related fees. At December 31, 2025 and 2024, no amounts were outstanding for these services.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were no Class A ordinary shares issued or outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Class B ordinary shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 4,657,500 Class B ordinary shares outstanding.

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

Warrants — As of December 31, 2025 and 2024, there were 15,700,000 warrants outstanding, including 8,625,000 Public Warrants and 7,075,000 Private Placement Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $18.00 share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

At December 31, 2025 and 2024, assets held in the Trust Account were comprised of money market funds which are invested primarily in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
	Level	2025	2024
Assets:
Money Market Funds	1	$181,657,311	$174,350,346

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,	December 31,
	2025	2024
Cash	$29,787	$438,174
Marketable securities held in Trust Account	$181,657,311	$174,350,346

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2025	2024
General and administrative costs	$944,538	$196,358
Dividends earned on marketable securities held in Trust Account	$7,306,965	$125,346

The CODM reviews dividends earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.