Form 10-K/A
period 2025-12-31
Translational Development Acquisition Corp.
filed 2026-05-06
CIK 1926599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Translational Development Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026 (the “Original Filing”). Capitalized terms not otherwise defined in this Amendment shall have the same meanings assigned to such terms in the Original Filing.

We are filing this Amendment in response to a comment letter received from the SEC, dated April 30, 2026, in connection with its review of the Original Filing. We are amending and restating in its entirety Part II, Item 9A “Controls and Procedures” in connection with the filing of this Amendment. We have also included in this Amendment, updated certifications by the Company’s principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART II

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

The consolidated financial statements required to be filed in the Form 10-K/A are listed in Part IV, Item 15 of the Original Filing.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

Exhibit No.	Description
3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 26, 2022)
3.2	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 20, 2024)
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 20, 2024)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 20, 2024)
4.4	Warrant Agreement, dated December 23, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)
4.5	Description of the Registrant’s Securities, as amended (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 31, 2025)
10.1	Promissory Note, executed on May 25, 2022, issued by the Registrant to Stone Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 26, 2022)
10.2	Amended and Restated Promissory Note, executed on July 10, 2024, issued by the Registrant to Stone Capital Partners LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 22, 2024)
10.3	Second Amended and Restated Promissory Note, executed on August 9, 2024, issued by the Registrant to Stone Capital Partners LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 22, 2024)
10.4	Letter Agreement, dated December 23, 2024, by and among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)

10.5	Investment Management Trust Account Agreement, dated December 23, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)
10.6	Registration Rights Agreement, dated December 23, 2024, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)
10.7	Securities Subscription Agreement, dated May 25, 2022, between the Registrant and Stone Capital Partners LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 26, 2022)
10.8	Private Placement Warrants Purchase Agreement, dated December 23, 2024, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)
10.9	Private Placement Warrants Purchase Agreement, dated December 23, 2024, by and between the Company and the Underwriter (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)
10.10	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 20, 2024)
10.11	Administrative Services Agreement, dated December 23, 2024, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)
10.12	Amendment No. 1 to Securities Subscription Agreement, dated August 29, 2024, between the Registrant and Stone Capital Partners LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 22, 2024)
10.13	Assignment and Novation Agreement dated October 15, 2024, among the Registrant, Stone Capital Partners LLC and TDAC Partners LLC (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 22, 2024)
10.14	Novated Securities Subscription Agreement dated October 15, 2024 between the Registrant and TDAC Partners LLC (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 22, 2024)
10.15	Promissory Note, dated August 8, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 14, 2025)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on November 20, 2024)
19	Insider Trading Compliance Policy and Procedures (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 31, 2025)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 31, 2025)
24	Power of Attorney (included on the Signatures page of the Original Filing)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Policy For Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Securities & Exchange Commission on March 31, 2025)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.
Date: May 6, 2026
	By:	/s/ Michael B. Hoffman
Michael B. Hoffman
Chief Executive Officer