Form 10-K/A
period 2025-12-31
Translational Development Acquisition Corp.
filed 2026-05-11
CIK 1926599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Translational Development Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on May 6, 2026 (“Amendment No. 1”). Capitalized terms not otherwise defined in this Amendment shall have the same meanings assigned to such terms in the Original Filing, as amended by Amendment No. 1.

We are filing this Amendment in response to a comment letter from the SEC, dated May 7, 2026, in connection with its review of Amendment No. 1. The sole purpose of this Amendment is to amend and restate in its entirety Part II, Item 9A, “Controls and Procedures,” to revise the Company’s conclusion regarding the effectiveness of its disclosure controls and procedures as of December 31, 2025 to state that such disclosure controls and procedures were not effective. Part IV, Item 15, “Exhibits and Financial Statement Schedules,” is also amended solely to include new certifications of the Company’s principal executive officer and principal financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, filed as Exhibits 31.1 and 31.2, and certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished as Exhibits 32.1 and 32.2.

Except as expressly described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, as amended by Amendment No. 1, and does not reflect or purport to reflect any information or events occurring after the filing date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, Amendment No. 1 and the Company’s other filings with the SEC.

PART II

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief financial officer (our “certifying officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective.

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.
Date: May 11, 2026
	By:	/s/ Michael B. Hoffman
Michael B. Hoffman
Chief Executive Officer