Form 10-Q
period 2026-06-30
Translational Development Acquisition Corp.
filed 2026-08-14
CIK 1926599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, 19,308,802 Class A ordinary shares and 1 Class B ordinary shares were issued and outstanding.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$85,877	$29,787
Prepaid expenses	18,854	9,678
Total Current Assets	104,731	39,465

Marketable securities held in Trust Account	157,261,867	181,657,311
TOTAL ASSETS	$157,366,598	$181,696,776

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$484,788	$162,311
Due to Sponsor	166,762	106,762
Promissory note – related party	1,100,000	200,000
Accrued offering costs	—	75,000
Total Current Liabilities	1,751,550	544,073
Deferred underwriting fee	6,037,500	6,037,500
TOTAL LIABILITIES	7,789,050	6,581,573

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 14,651,303 and 17,250,000 shares issued and outstanding at redemption value of $10.73 and $10.53 per share as of June 30, 2026 and December 31, 2025, respectively	157,261,867	181,657,311

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 4,657,499 and 0 shares issued and outstanding (excluding 14,651,303 and 17,250,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	466	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 1 and 4,657,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	466
Additional paid-in capital	—	—
Accumulated deficit	(7,684,785)	(6,542,574)
Total Shareholders’ Deficit	(7,684,319)	(6,542,108)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$157,366,598	$181,696,776

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$661,050	$221,127	$942,211	$568,535
Loss from operations	(661,050)	(221,127)	(942,211)	(568,535)

Other income (expense):
Dividends earned on marketable securities held in Trust Account	1,644,170	1,844,469	3,281,456	3,674,951
Unrealized loss on marketable securities held in Trust Account	(36,138)	—	(59,466)	—
Total other income, net	1,608,032	1,844,469	3,221,990	3,674,951

Net income	$946,982	$1,623,342	$2,279,779	$3,106,416

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	16,850,200	17,250,000	17,048,996	17,250,000

Basic and diluted net income per redeemable Class A ordinary share	$0.04	$0.07	$0.11	$0.14

Weighted average non-redeemable Class A and Class B ordinary shares outstanding – basic and diluted	4,657,500	4,657,500	4,657,500	4,657,500

Basic and diluted net income per non-redeemable Class A and Class B ordinary share	$0.04	$0.07	$0.11	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	4,657,500	$466	$—	$(6,542,574)	$(6,542,108)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,613,958)	(1,613,958)

Net income	—	—	—	—	—	1,332,797	1,332,797

Balance — March 31, 2026	—	—	4,657,500	466	—	(6,823,735)	(6,823,269)

Conversion of Class B ordinary shares to Class A ordinary shares	4,657,499	466	(4,657,499)	(466)	—	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,808,032)	(1,808,032)

Net income	—	—	—	—	—	946,982	946,982

Balance — June 30, 2026	4,657,499	$466	1	$—	$—	$(7,684,785)	$(7,684,319)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	4,657,500	$466	$—	$(5,598,036)	$(5,597,570)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,830,482)	(1,830,482)

Net income	—	—	—	—	—	1,483,074	1,483,074

Balance — March 31, 2025	—	—	4,657,500	466	—	(5,945,444)	(5,944,978)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,844,469)	(1,844,469)

Net income	—	—	—	—	—	1,623,342	1,623,342

Balance — June 30, 2025	—	$—	4,657,500	$466	$—	$(6,166,571)	$(6,166,105)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$2,279,779	$3,106,416
Adjustments to reconcile net income to net cash used in operating activities:
Dividends and unrealized gain on marketable securities held in Trust Account	(3,221,990)	(3,674,951)
Changes in operating assets and liabilities:
Prepaid expense	(9,176)	91,237
Due to Sponsor	60,000	44,762
Accounts payable and accrued expenses	247,477	29,617
Net cash used in operating activities	(643,910)	(402,919)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(200,000)	—
Cash withdrawn from Trust Account in connection with redemption	27,817,434	—
Net cash provided by investing activities	27,617,434	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	900,000	—
Redemption of ordinary shares	(27,817,434)	—
Net cash used in financing activities	(26,917,434)	—

Net Change in Cash	56,090	(402,919)
Cash – Beginning of period	29,787	438,174
Cash – End of period	$85,877	$35,255

Non-Cash investing and financing activities:
Conversion of Class B ordinary shares to Class A ordinary shares	$466	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, RISKS AND LIQUIDITY

Translational Development Acquisition Corp. (the “Company” or “TDAC”) was incorporated in the Cayman Islands on April 19, 2022. The Company was incorporated for the purpose of effecting a merger, amalgamation, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from April 19, 2022 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of dividends and interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2026

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

Notwithstanding the foregoing, the Memorandum and Articles of Association provides that a Public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

If the Company is unable to complete a Business Combination by June 24, 2027 (the “Completion Window”) (as discussed below and with maximum extensions), the Company would (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay the Company’s franchise and income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Proposed Business Combination

On May 27, 2026, the Company entered into an Agreement and Plan of Merger (as it may be amended, restated or otherwise modified from time to time, the “Business Combination Agreement”) with ProLogium Holding Inc., a Cayman Islands exempted company with limited liability (“ProLogium”), PLG Merger Sub 1, a Cayman Islands exempted company with limited liability and a wholly-owned direct subsidiary of ProLogium (“Merger Sub 1”), and PLG Merger Sub 2, a Cayman Islands exempted company with limited liability and a wholly-owned direct subsidiary of ProLogium (“Merger Sub 2” and, together with Merger Sub 1, the “Acquisition Entities”).

Pursuant to the Business Combination Agreement, among other transactions and subject to the terms and conditions set forth therein, immediately following the Recapitalization (as defined in the Company’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 27, 2026), (i) at the effective time of the First Merger (the “First Merger Effective Time”), Merger Sub 1 will merge with and into TDAC (the “First Merger”), whereupon the separate corporate existence of Merger Sub 1 will cease and TDAC will be the surviving company and continue as a wholly-owned subsidiary of ProLogium, and (ii) immediately after the consummation of the First Merger, TDAC, as the surviving company of the First Merger, will merge with and into Merger Sub 2 (the “Second Merger” and, together with the First Merger, the “Mergers”), whereupon the separate corporate existence of TDAC will cease and Merger Sub 2 will be the surviving company and continue as a wholly-owned subsidiary of ProLogium. The transactions contemplated by the Business Combination Agreement are referred to herein as the “ProLogium Business Combination.” For more information regarding the ProLogium Business Combination, refer to the Company’s Current Reports on Form 8-K filed with the SEC on May 27, 2026.

Issuance of Class A Ordinary Shares

On June 12, 2026, the Company issued an aggregate of 4,657,499 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), to the Sponsor, upon the conversion (the “Conversion”) of an equal number of Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”), held by the Sponsor. The Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions applicable to the Class B Ordinary Shares prior to the Conversion, including certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the final prospectus filed with the SEC by the Company on December 23, 2024 in connection with the Company’s Initial Public Offering. The Conversion did not result in any cash proceeds to the Company and did not affect the amount held in the Company’s Trust Account or the per-share redemption value of the Company’s public Class A ordinary shares, which was approximately $10.69 per public share as of June 12, 2026.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Class A Ordinary Shares issued upon the Conversion have not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof. The Conversion was effected by the Company with the Sponsor, an existing security holder of the Company, exclusively in exchange for the surrender and conversion of the Class B Ordinary Shares. No underwriter was involved in the Conversion, and no commission or other remuneration was paid or given, directly or indirectly, for soliciting the Conversion.

General Meeting

On June 17, 2026, the Company held an extraordinary general meeting of shareholders (the “June 2026 Meeting”). At the June 2026 Meeting, the Company’s shareholders approved an amendment to extend the date by which the Company must consummate a Business Combination up to twelve (12) times from June 24, 2026 to June 24, 2027, each by an additional one-month period, for a total of twelve (12) months after the Deadline Date, assuming a Business Combination has not occurred (“Trust Agreement Amendment”).

The Trust Agreement Amendment permits the Company to extend the date by which the Company must consummate an initial Business Combination from June 24, 2026 (the “Deadline Date”) up to twelve (12) times, each by an additional one-month period, to June 24, 2027, by providing five days’ advance notice to the Trustee prior to the applicable Deadline Date and depositing into the Company’s Trust Account, for each one-month extension, the lesser of $200,000 and $0.03 per outstanding public share two (2) days prior to such extension.

In connection with the vote to approve the Extension Amendment Proposal, holders of 2,598,697 Class A ordinary shares issued in the Company’s Initial Public Offering properly exercised their right to redeem such shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of $27,817,434.

Since the June 2026 Meeting to the date of filing this Form 10-Q, the Company has deposited an aggregate of $400,000 to extend the Deadline Date to August 24, 2026.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The Warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no amounts were borrowed under the Working Capital Loan program.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

On August 8, 2025, the Company entered into a non-interest bearing promissory note with the Sponsor for a principal amount of up to $2,000,000. The loan on the promissory note is due upon the closing of a Business Combination. As of June 30, 2026 and December 31, 2025, there were $1,100,000 and $200,000, respectively, borrowed under this promissory note.

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

As of June 30, 2026, the Company had cash of $85,877 and a working capital deficit of $1,646,819. The Company has until June 24, 2027, to consummate the initial Business Combination (“Completion Window”). If the Company does not complete a Business Combination within the Completion Window, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the liquidity issues and mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Completion Window, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 24, 2027.

The Company’s plan to deal with the uncertainty is to complete a Business Combination prior to June 24, 2027 and to receive working capital from its Sponsor. There is no assurance that the Company’s plans to consummate a Business Combination or to receive working capital from the Sponsor will be successful. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $85,877 and $29,787 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Dividends and interest earned by the marketable securities are automatically reinvested in trust assets. The estimated fair values of marketable securities held in Trust Account are determined using available market information. Fair values of these marketable securities are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of June 30, 2026 and December 31, 2025, the Company reported $157,261,867 and $181,657,311, respectively, in marketable securities held in the Trust Account.

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an initial Business Combination as the most likely outcome. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. As of June 30, 2026 and December 31, 2025, there were no outstanding instruments that had a dilutive effect for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended June 30,
	2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$741,913	$205,069	$1,278,222	$345,120
Denominator:
Basic and diluted weighted average ordinary shares outstanding	16,850,200	4,657,500	17,250,000	4,657,500
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.07	$0.07

	For the Six Months Ended June 30,
	2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Class A	Class A and Class B	Class A	Class A and Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,790,613	$489,166	$2,445,997	$660,419
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,048,996	4,657,500	17,250,000	4,657,500
Basic and diluted net income per ordinary share	$0.11	$0.11	$0.14	$0.14

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

JUNE 30, 2026

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Balance - December 31, 2024	17,250,000	$174,350,346
Plus:
Accretion for Class A ordinary shares to redemption amount	—	7,306,965
Balance - December 31, 2025	17,250,000	$181,657,311
Plus:
Accretion for Class A ordinary shares to redemption amount	—	1,613,958
Balance - March 31, 2026	17,250,000	$183,271,269
Plus:
Accretion for Class A ordinary shares to redemption amount	—	1,808,032
Less:
Redemptions	(2,598,697)	(27,817,434)
Balance - June 30, 2026	14,651,303	$157,261,867

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

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 4. RELATED PARTIES

Founder Shares

On May 25, 2022, Stone Capital Partners LLC (the “Former Sponsor”) purchased 4,312,500 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, par value $0.0001 (“Class B ordinary shares”) for an aggregate price of $25,000. Subsequently, on August 29, 2024, the Company amended the terms of the subscription agreement to issue the Former Sponsor an additional 345,000 Founder Shares for no additional consideration, following which the Former Sponsor held 4,657,500 Founder Shares. On October 15, 2024, the Former Sponsor transferred all 4,657,500 Founder Shares to the Sponsor for a total consideration of $1.00. Any remaining Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and is subject to certain transfer restrictions, as described in Note 7. Holders of any remaining Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment, at any time. The Former Sponsor agreed to forfeit up to 607,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 21.26% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on December 24, 2024, a total of 607,500 Founder Shares are no longer subject to forfeiture.

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

As discussed in Note 1, on June 12, 2026, the Company issued an aggregate of 4,657,499 Class A ordinary shares to the Sponsor, upon the conversion of an equal number of Class B ordinary shares held by the Sponsor. The Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions applicable to the Class B Ordinary Shares prior to the Conversion, including certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the final prospectus filed with the SEC by the Company on December 23, 2024 in connection with the Company’s Initial Public Offering. The Class A ordinary shares issued upon conversion of the Class B ordinary shares are considered to be part of the Founder Shares.

Related Party Loans

On May 25, 2022, as amended on August 9, 2024, the Sponsor, as assignee, agreed to loan the Company an aggregate of up to $800,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of August 9, 2025, as restated, or the completion of the Initial Public Offering. On December 31, 2024, the Company repaid the total outstanding balance of the Note amounting to $800,000. Borrowings under the Note are no longer available.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. As of June 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

On August 8, 2025, the Company entered into a non-interest bearing promissory note with the Sponsor for a principal amount of up to $2,000,000. The loan on the promissory note is due upon the closing of a Business Combination. As of June 30, 2026 and December 31, 2025, there was $1,100,000 and $200,000, respectively, outstanding under this promissory note.

Administrative Agreement

The Company agreed, commencing on December 24, 2024 through the earlier of consummation of the initial Business Combination and the liquidation, to pay its Sponsor a fee of $10,000 per month for administrative and support services. Included in general and administrative costs on the unaudited condensed statements of operations, the Company recognized $30,000 and $60,000, respectively, for the three and six months ended June 30, 2026. Included in general and administrative costs on the unaudited condensed statements of operations, the Company recognized $30,000 and $60,000, respectively, for the three and six months ended June 30, 2025. The Company owes the Sponsor $166,762 and $106,762 as of June 30, 2026 and December 31, 2025, respectively, for the administrative fees and reports this amount as due to Sponsor on the condensed balance sheets.

Consulting Agreement

In July 2024, the Company entered into a consulting agreement with the Chief Financial Officer for his services. For the three and six months ended June 30, 2026, the Company incurred and paid $58,540 and $117,080, respectively, in related fees. For the three and six months ended June 30, 2025, the Company incurred and paid $59,200 and $120,050, respectively, in related fees. As of June 30, 2026 and December 31, 2025, no amounts were outstanding for these services.

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

JUNE 30, 2026

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

NOTE 7. SHAREHOLDERS’ DEFICIT

As discussed in Note 1, on June 12, 2026, the Company issued an aggregate of 4,657,499 Class A ordinary shares to the Sponsor, upon the conversion of an equal number of Class B ordinary shares held by the Sponsor. The Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions applicable to the Class B Ordinary Shares prior to the Conversion, including certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the final prospectus filed with the SEC by the Company on December 23, 2024 in connection with the Company’s Initial Public Offering.

Preference shares — The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 4,657,499 and 0 Class A ordinary shares issued and outstanding, excluding 14,651,303 and 17,250,000 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 1 and 4,657,500 Class B ordinary shares issued and outstanding.

On all matters to be voted upon, except for (x) the appointment and removal of directors of the Board and (y) continuing the Company in a jurisdiction outside the Cayman Islands, holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class, unless otherwise required by applicable law.

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 15,700,000 warrants outstanding, including 8,625,000 Public Warrants and 7,075,000 Private Placement Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00 per Class A ordinary share

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

JUNE 30, 2026

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENT

As of June 30, 2026 and December 31, 2025, assets held in the Trust Account were comprised of money market funds which are invested primarily in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2026	2025
Assets:
Money Market Funds	1	$157,261,867	$181,657,311

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

	June 30,	December 31,
	2026	2025
Cash	$85,877	$29,787
Marketable securities held in Trust Account	$157,261,867	$181,657,311

TRANSLATIONAL DEVELOPMENT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$661,050	$221,127	$942,211	$568,535
Dividends earned on marketable securities held in Trust Account	$1,644,170	$1,844,469	$3,281,456	$3,674,951

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than discussed below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

Subscription Agreement

On July 27, 2026, the Company and ProLogium entered into a subscription agreement (the “Subscription Agreement”) with Naetas Holding Limited, an institutional accredited investor (the “Subscriber”) in connection with the proposed Business Combination. Pursuant to the Subscription Agreement, the Subscriber has agreed to subscribe for and purchase from the Company 5,000,000 Class A ordinary shares of TDAC, par value $0.0001 per share (the “Subscribed Shares”), at a purchase price of $10.00 per Subscribed Share, for an aggregate purchase price of $50,000,000 (the “Purchase Price”).

In connection with the purchase of the Subscribed Shares, the Company has also agreed to issue to the Subscriber, for no additional consideration, a number of warrants equal to the number of Subscribed Shares (the “Subscribed Warrants” and, together with the Subscribed Shares, the “Subscribed Securities”). Accordingly, the Subscriber may receive 5,000,000 Subscribed Warrants. The Subscribed Warrants will be issued pursuant to, and subject to the terms of, the warrant agreement applicable to the Company’s public warrants (or such other warrant agreement or supplement in form and substance reasonably acceptable to the Company and ProLogium) and will have terms substantially identical to the Company’s public warrants.

The closing of the subscription (the “Subscription Closing”) is expected to occur one business day prior to the consummation of the first merger contemplated by the Business Combination Agreement. At the effective time of the first merger, each Subscribed Share will be cancelled in exchange for the right to receive one Class A ordinary share of ProLogium, par value $0.0001 per share, and each Subscribed Warrant outstanding and unexercised immediately prior to such effective time will be converted into and become the right to receive one warrant of ProLogium in accordance with the Business Combination Agreement.

The consummation of the subscription is contingent upon the subsequent consummation of the Business Combination.

Trust Account Extension Funding

On June 23 and July 21, 2026, the Company deposited an aggregate of $400,000 into the Trust Account to extend the deadline by which the Company must consummate an initial Business Combination to August 24, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (this “Quarterly Report”) to “we,” “us”, “TDAC” or the “Company” refer to Translational Development Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to TDAC Partners LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Proposed Business Combination

On May 27, 2026, we entered into an Agreement and Plan of Merger (as it may be amended, restated or otherwise modified from time to time, the “Business Combination Agreement”) with Prologium Holding Inc., a Cayman Islands exempted company with limited liability (“ProLogium”), PLG Merger Sub 1, a Cayman Islands exempted company with limited liability and a wholly-owned direct subsidiary of ProLogium (“Merger Sub 1”), and PLG Merger Sub 2, a Cayman Islands exempted company with limited liability and a wholly-owned direct subsidiary of ProLogium (“Merger Sub 2” and, together with Merger Sub 1, the “Acquisition Entities”).

Pursuant to the Business Combination Agreement, among other transactions and subject to the terms and conditions set forth therein, immediately following the Recapitalization (as defined in the Company’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 27, 2026), (i) at the effective time of the First Merger (the “First Merger Effective Time”), Merger Sub 1 will merge with and into TDAC (the “First Merger”), whereupon the separate corporate existence of Merger Sub 1 will cease and TDAC will be the surviving company and continue as a wholly-owned subsidiary of ProLogium, and (ii) immediately after the consummation of the First Merger, TDAC, as the surviving company of the First Merger, will merge with and into Merger Sub 2 (the “Second Merger” and, together with the First Merger, the “Mergers”), whereupon the separate corporate existence of TDAC will cease and Merger Sub 2 will be the surviving company and continue as a wholly-owned subsidiary of ProLogium. The transactions contemplated by the Business Combination Agreement are referred to herein as the “ProLogium Business Combination.” For more information regarding the ProLogium Business Combination, refer to the Company’s Current Reports on Form 8-K filed with the SEC on May 27, 2026.

On July 27, 2026, we and ProLogium entered into a subscription agreement with Naetas Holding Limited, pursuant to which the subscriber agreed to purchase 5,000,000 of our Class A ordinary shares at $10.00 per share for an aggregate purchase price of $50.0 million. In connection with the subscription, we agreed to issue the subscriber an equal number of warrants for no additional consideration, with terms substantially identical to our public warrants. The subscription is expected to close one business day before the First Merger and is contingent upon the consummation of the Business Combination. At the First Merger Effective Time, the subscribed shares and warrants will be exchanged or converted into the corresponding ProLogium securities in accordance with the Business Combination Agreement.

Issuance of Class A Ordinary Shares

On June 12, 2026, we issued an aggregate of 4,657,499 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), to the Sponsor, upon the conversion (the “Conversion”) of an equal number of Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”), held by the Sponsor. The Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions applicable to the Class B Ordinary Shares prior to the Conversion, including certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the final prospectus filed with the SEC by us on December 23, 2024 in connection with our Initial Public Offering. The Conversion did not result in any cash proceeds to us and did not affect the amount held in our Trust Account or the per-share redemption value of our public Class A ordinary shares, which was approximately $10.69 per public share as of June 12, 2026.

The Class A Ordinary Shares issued upon the Conversion have not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof. The Conversion was effected by us with the Sponsor, an existing security holder of the Company, exclusively in exchange for the surrender and conversion of the Class B Ordinary Shares. No underwriter was involved in the Conversion, and no commission or other remuneration was paid or given, directly or indirectly, for soliciting the Conversion.

General Meeting

On June 17, 2026, we held an extraordinary general meeting of shareholders (the “June 2026 Meeting”). At the June 2026 Meeting, our shareholders approved an amendment to extend the date by which we must consummate a Business Combination up to twelve (12) times from June 24, 2026 to June 24, 2027, each by an additional one-month period, for a total of twelve (12) months after the Deadline Date, assuming a Business Combination has not occurred (“Trust Agreement Amendment”).

The Trust Agreement Amendment permits us to extend the date by which we must consummate an initial Business Combination from June 24, 2026 (the “Deadline Date”) up to twelve (12) times, each by an additional one-month period, to June 24, 2027, by providing five days’ advance notice to the Trustee prior to the applicable Deadline Date and depositing into our Trust Account, for each one-month extension, the lesser of $200,000 and $0.03 per outstanding public share two (2) days prior to such extension.

In connection with the vote to approve the Extension Amendment Proposal, holders of 2,598,697 Class A ordinary shares issued in our Initial Public Offering properly exercised their right to redeem such shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of $27,817,434.

Since the June 2026 Meeting to the date of filing this Form 10-Q, we have deposited an aggregate of $400,000 to extend the Deadline Date to August 24, 2026.

Subscription Agreement

On July 27, 2026, the Company and ProLogium entered into a subscription agreement (the “Subscription Agreement”) with Naetas Holding Limited, an institutional accredited investor (the “Subscriber”) in connection with the proposed Business Combination. Pursuant to the Subscription Agreement, the Subscriber has agreed to subscribe for and purchase from the Company 5,000,000 Class A ordinary shares of TDAC, par value $0.0001 per share (the “Subscribed Shares”), at a purchase price of $10.00 per Subscribed Share, for an aggregate purchase price of $50,000,000 (the “Purchase Price”).

In connection with the purchase of the Subscribed Shares, the Company has also agreed to issue to the Subscriber, for no additional consideration, a number of warrants equal to the number of Subscribed Shares (the “Subscribed Warrants” and, together with the Subscribed Shares, the “Subscribed Securities”). Accordingly, the Subscriber may receive 5,000,000 Subscribed Warrants. The Subscribed Warrants will be issued pursuant to, and subject to the terms of, the warrant agreement applicable to the Company’s public warrants (or such other warrant agreement or supplement in form and substance reasonably acceptable to the Company and ProLogium) and will have terms substantially identical to the Company’s public warrants.

The closing of the subscription (the “Subscription Closing”) is expected to occur one business day prior to the consummation of the first merger contemplated by the Business Combination Agreement. At the effective time of the first merger, each Subscribed Share will be cancelled in exchange for the right to receive one Class A ordinary share of ProLogium, par value $0.0001 per share, and each Subscribed Warrant outstanding and unexercised immediately prior to such effective time will be converted into and become the right to receive one warrant of ProLogium in accordance with the Business Combination Agreement.

The consummation of the subscription is contingent upon the subsequent consummation of the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities from April 19, 2022 (inception) through June 30, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, including activities related to a target company search. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of dividends on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $946,982, which consists of dividends earned on marketable securities held in Trust Account of $1,644,170, partially offset by a $36,138 unrealized loss and general and administrative costs of $661,050.

For the three months ended June 30, 2025, we had a net income of $1,623,342, which consists of dividends earned on marketable securities held in Trust Account of $1,844,469 partially offset by general and administrative costs of $221,127.

For the six months ended June 30, 2026, we had a net income of $2,279,779, which consists of dividends earned on marketable securities held in Trust Account of $3,281,456, partially offset by a $59,466 unrealized loss and general and administrative costs of $942,211.

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

For the six months ended June 30, 2026, cash used in operating activities was $643,910. Net income of $2,279,779 was impacted by dividends earned on marketable securities held in Trust Account of $3,221,990. Changes in operating assets and liabilities provided $298,301.

For the six months ended June 30, 2025, cash used in operating activities was $402,919. Net income of $3,106,416 was impacted by dividends and unrealized gain on marketable securities held in Trust Account of $3,674,951. Changes in operating assets and liabilities provided $165,616.

As of June 30, 2026, we had marketable securities of $157,261,867 held in the trust account. Through June 30, 2026, we had withdrawn $27,817,434 from the trust account in connection with redemption and deposited $200,000 in the Trust Account in relation to the Deadline Date extension.

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

As of June 30, 2026, we had $85,877 in cash. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2026 and December 31, 2025, no amounts were borrowed under the Working Capital Loan program. On August 8, 2025, the Company entered into a non-interest bearing promissory note with the Sponsor for a principal amount of up to $2,000,000. The loan on the promissory note is due upon the closing of a Business Combination. As of June 30, 2026 and December 31, 2025, there were $1,100,000 and $200,000, respectively, borrowed under this promissory note.

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

Going Concern

As of June 30, 2026, the Company had cash of $85,877 and a working capital deficit of $1,646,819. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to completing a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

The Company has until June 24, 2027 (as discussed above and with maximum extensions), to consummate the initial Business Combination. If the Company does not complete a Business Combination within the Completion Window, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the liquidity issues and mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Completion Window, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 24, 2027.

The Company’s plan to deal with the uncertainty is to complete a Business Combination prior to June 24, 2027 and to receive working capital from its Sponsor. There is no assurance that the Company’s plans to consummate a Business Combination or to receive working capital from the Sponsor will be successful. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a fee of approximately $10,000 per month for administrative and support services and the deferred underwriting fee.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and the fact that management’s report on internal control over financial reporting was inadvertently omitted from Item 9A of the Company’s original Annual Report on Form 10-K for the year ended December 31, 2025, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On June 12, 2026, we issued an aggregate of 4,657,499 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), to TDAC Partners LLC (the “Sponsor”), upon the conversion (the “Conversion”) of an equal number of Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”), held by the Sponsor. The Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions applicable to the Class B Ordinary Shares prior to the Conversion, including certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination. The Conversion did not result in any cash proceeds to us and did not affect the amount held in our Trust Account or the per-share redemption value of our public Class A ordinary shares, which was approximately $10.69 per public share as of June 12, 2026. The Class A Ordinary Shares issued upon the Conversion have not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof. The Conversion was effected by us with the Sponsor, our existing security holder, exclusively in exchange for the surrender and conversion of the Class B Ordinary Shares. No underwriter was involved in the Conversion, and no commission or other remuneration was paid or given, directly or indirectly, for soliciting the Conversion.
(b)	Not applicable.
(c)	None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)None.
(b)None.
(c)During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

See the Exhibit Index to this Quarterly Report immediately below and before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

No.	Description of Exhibit
2.1	Business Combination Agreement (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 27, 2026)
3.1

Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 27, 2024)

3.2

Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 18, 2026)

10.1	Sponsor Letter Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 27, 2026)
10.2	Form of Prologium Shareholder Voting Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 27, 2026)
10.3	Form of Prologium Shareholder Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 27, 2026)
10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 27, 2026)
10.5

Amendment to Investment Management Trust Agreement, dated as of June 17, 2026, by and between Translational Development Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 18, 2026)

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

Translational Development Acquisition Corp.
Date: August 14, 2026
	By:	/s/ Michael B. Hoffman
	Name:	Michael B. Hoffman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Avanindra C. Das
	Name:	Avanindra C. Das
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)